Form 10QSB
period 1997-09-30
SPECTRUMEDIX CORP
filed 1997-11-14
CIK 1035451

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997.


                                              OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_________.

                             COMMISSION FILE NUMBER

                                    000-22501


                            SPECTRUMEDIX CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                     25-1686354
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



2124 Old Gatesburg Road, State College, Pennsylvania             16803
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code -      (814) 867-8600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                     YES       NO   X**
                                         ----      ----

** The Registrant has not been subject to the filing requirements of the Securities Exchange Act of 1934 for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997: 3,381,526.

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                                          PAGE NO.
             Item 1.  Financial Statements

                      Condensed Balance Sheets - September 30, 1997
                        and March 31, 1997.....................................              1

                      Condensed Statements of Operations - Six and
                        Three Months Ended September 30, 1997 and
                         September 30, 1996....................................              2

                      Condensed Statements of Stockholders' Equity -
                        Six Months Ended September 30, 1997 and
                        September 30, 1996.....................................              3

                      Condensed Statements of Cash Flows - Six Months
                        Ended September 30, 1997 and September 30, 1996........              4

                      Notes to Financial Statements............................              5

             Item 2.  Management's Discussion and Analysis of Results
                        of Operations and Financial Condition..................              9

             Risk Factors......................................................             13

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings........................................             21

             Item 2.  Changes in Securities and Use of Proceeds................             21

             Item 3.  Defaults Upon Senior Securities..........................             21

             Item 4.  Submission of Matters to a Vote of Security Holders......             21

             Item 5.  Other Information........................................             21

             Item 6.  Exhibits and Reports on Form 8-K

                      (a)     Exhibits.........................................             21

                      (b)     Reports on Form 8-K..............................             21



                                       (i)

PART I.      FINANCIAL INFORMATION.
Item 1.      Financial Statements

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              September 30,       March 31,
                                                                  1997              1997*
                                                              -------------     ------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 3,158,824       $   352,290
  Accounts receivable, net                                         18,148            80,953
  Inventories                                                     203,474           109,450
                                                              -----------       -----------
  TOTAL CURRENT ASSETS                                          3,380,446           542,693
                                                              -----------       -----------
PROPERTY AND EQUIPMENT, net                                        71,788            59,346
                                                              -----------       -----------

OTHER ASSETS:
  Original issue discount on bridge financing notes, net of
    amortization of $1,311,601 for March 31, 1997                  -              1,264,399
  Deferred initial public offering costs                           -                328,228
  Deferred bridge financing costs, net of amortization of
    $47,718 for March 31, 1997                                     -                 15,906
  Patent fees                                                      78,798            41,460
  License and license options                                     175,015            25,015
  Security deposit                                                  8,479             8,479
                                                              -----------       -----------
  TOTAL OTHER ASSETS                                              262,292         1,683,487
                                                              -----------       -----------
TOTAL ASSETS                                                  $ 3,714,526       $ 2,285,526
                                                              ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            $   470,778       $   564,445
  Accrued payroll and payroll taxes                                64,121           314,720
  Notes payable - officers                                         -                 74,166
  Notes payable - bridge financing                                 -              1,610,000
  Notes payable - others                                           -                390,728
  Convertible note payable                                        300,000           300,000
  Customer deposits                                                32,944            -
  Other accrued liabilities                                       410,415           536,847
                                                              -----------       -----------
  TOTAL CURRENT LIABILITIES                                     1,278,258         3,790,906
                                                              -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.00115 par value, 2,000,000 shares
    authorized, none issued or outstanding                         -                 -
  Common stock, $.00115 par value, 23,000,000 shares
    authorized, 3,381,526 (September 30, 1997) and
    2,173,100 (March 31, 1997) shares issued and outstanding        3,889             2,499
  Additional paid-in capital                                    8,276,429         3,013,053
  Accumulated deficit                                          (5,844,050)       (4,520,932)
                                                              -----------       -----------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          2,436,268        (1,505,380)
                                                              -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)           $ 3,714,526       $ 2,285,526
                                                              ===========       ===========

*  Derived from audited financial statements.



                                            (1)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    Six Months Ended                  Three Months Ended
                                                      September 30,                      September 30,
                                              ----------------------------      ----------------------------
                                                  1997             1996            1997              1996
                                              -----------      -----------      -----------      -----------
REVENUES                                      $   123,421      $   220,026      $    36,337      $   147,422

COST OF REVENUES                                  176,071          172,406           78,772          102,582
                                              -----------      -----------      -----------      -----------

GROSS (LOSS) PROFIT                               (52,650)          47,620          (42,435)          44,840
                                              -----------      -----------      -----------      -----------

EXPENSES:
  Research and development costs                  422,756          171,359          227,517           97,855
  General and administrative expenses             432,989          366,499          177,173          212,053
  Interest expense                                129,286          106,716           60,424           79,539
  Amortization of original issue discount
    and deferred bridge financing costs         1,280,305           93,538               --           93,538
  Less:  Grant proceeds                           (16,400)              --          (16,400)              --
                                              -----------      -----------      -----------      -----------

  TOTAL EXPENSES                                2,248,936          738,112          448,714          482,985
                                              -----------      -----------      -----------      -----------

OPERATING LOSS                                 (2,301,586)        (690,492)        (491,149)        (438,145)

OTHER INCOME:
  Interest income                                   1,331               --            1,331               --
                                              -----------      -----------      -----------      -----------

LOSS BEFORE EXTRAORDINARY ITEMS                (2,300,255)        (690,492)        (489,818)        (438,145)

EXTRAORDINARY ITEMS (Note 4)                      977,136               --          977,136               --
                                              -----------      -----------      -----------      -----------

NET INCOME (LOSS)                             $(1,323,119)     $  (690,492)     $   487,318      $  (438,145)
                                              ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            2,219,067        1,696,563        2,264,533        1,696,563
                                              ===========      ===========      ===========      ===========

INCOME (LOSS) PER SHARE:
  Loss before extraordinary items             $     (1.04)     $      (.41)     $      (.22)     $      (.26)
  Extraordinary items                                 .44               --              .44               --
                                              -----------      -----------      -----------      -----------

NET LOSS                                      $      (.60)     $      (.41)     $       .22      $      (.26)
                                              ===========      ===========      ===========      ===========


                                       (2)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
              CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                                        Common Stock             Additional
                                                  -------------------------       Paid-in        Accumulated
                                                   Shares          Amount         Capital          Deficit          Total
                                                  ---------     -----------     -----------      -----------      -----------
BALANCE - April 1, 1996                           1,571,343        $1,807        $  349,553      $(1,862,530)     $(1,511,170)

  Issuance of common shares valued at
    approximately $4.60 share in lieu of
    interest payments                                20,871            24            95,976               --           96,000

  Issuance of common shares in a private
    placement bridge financing                      104,349           120           479,880               --          480,000

  Bridge financing offering costs                        --            --           (85,308)              --          (85,308)

  Net loss                                               --            --                --         (640,492)        (640,492)
                                                  ---------        ------        ----------      -----------      -----------
BALANCE - September 30, 1996                      1,696,563        $1,951        $  840,101      $(2,503,022)     $(1,660,970)
                                                  =========        ======        ==========      ===========      ===========


BALANCE - April 1, 1997                           2,173,100        $2,499        $3,013,053      $(4,520,932)     $(1,505,380)

  Proceeds from sale of 1,200,600 units
    pursuant to an initial public offering;
    less related costs of $1,674,684              1,200,600         1,381         5,227,385               --        5,228,766

  Issuance of common shares valued
  at $4.60 per share in lieu of interest
  payments                                            7,826             9            35,991               --           36,000

  Net loss                                               --            --                --       (1,323,118)      (1,323,118)
                                                  ---------        ------       -----------      -----------      -----------
BALANCE - September 30, 1997                      3,381,526        $3,889       $ 8,276,429      $(5,844,050)     $ 2,436,268
                                                  =========        ======       ===========      ===========      ===========


                                       (3)

                                   SPECTRUMEDIX CORPORATION
                        (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                              CONDENSED STATEMENTS OF CASH FLOWS

                                          (UNAUDITED)


                                                                             Six Months Ended
                                                                                September 30,
                                                                             1997            1996
                                                                         -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  Cash flows from operating activities:
    Net loss                                                             $(1,323,118)     $  (640,492)
                                                                         -----------      -----------
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Amortization of original issue discount and deferred bridge
          financing costs                                                  1,280,305           93,538
        Depreciation and amortization                                         15,404           10,143
        Interest paid with issuance of common stock                           36,000           96,000
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                62,805          (16,726)
    (Increase) decrease in inventory                                         (94,024)           4,790
    Increase in other assets                                                (187,338)         (13,065)
    Increase (decrease) in accounts payable                                  (93,667)         192,207
    Increase (decrease) in customer deposits                                  32,944          (57,657)
    Decrease in other accrued liabilities                                   (126,432)         (35,518)
    Increase (decrease) in accrued payroll and payroll taxes payable        (250,599)          48,834
                                                                         -----------      -----------
    Total adjustments                                                        675,398          322,546
                                                                         -----------      -----------
  Net cash used by operating activities                                     (647,720)        (317,946)
                                                                         -----------      -----------
  Cash flows used by investing activities:
    Purchase of equipment                                                    (27,846)         (25,198)
                                                                         -----------      -----------
  Cash flows from financing activities:
    Proceeds from initial public offering                                  6,903,450               --
    Initial public offering costs                                         (1,346,456)              --
    Proceeds from bridge financing notes                                          --          300,000
    Repayment of bridge financing notes                                   (1,610,000)              --
    Proceeds from notes payable - others                                     500,164          185,384
    Costs of private placement of common stock                                    --          (85,308)
    Bridge financing costs                                                        --          (52,285)
    Proceeds from officers' notes                                              1,238           33,000
    Repayment of officers' notes                                             (75,404)         (30,761)
    Repayment of notes payable - others                                     (890,892)              --
    Decrease in bank overdraft                                                    --           (6,886)
                                                                         -----------      -----------
  Net cash provided by financing activities                                3,482,100          343,144
                                                                         -----------      -----------
Net increase in cash and cash equivalents                                  2,806,534               --

Cash and cash equivalents, at beginning of period                            352,290               --
                                                                         -----------      -----------
Cash and cash equivalents, at end of period                              $ 3,158,824      $        --
                                                                         ===========      ===========


  Non-cash investment and financing activities:
    During the six months ended September 30, 1997, deferred initial public offering, costs of $1,674,684 were offset against the proceeds of the offering.



                                            (4)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996


NOTE 1 - GENERAL

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 1997, (b) the results of operations for the six and three months ended September 30, 1997 and September 30, 1996 and (c) changes in stockholders' equity and cash flows for the six months ended September 30, 1997 and September 30, 1996.

         Refer to the audited financial statements for the fiscal year ended March 31, 1997, which were included in the Company's Registration Statement on Form SB-2 (Registration No. 333-6650), as amended, filed with the Securities and Exchange Commission on September 16, 1997, for details of accounting policies and accounts, none of which have changed significantly in composition since that date except as noted below.

         Financial results for the interim period ended September 30, 1997 may not be indicative of the financial results for the fiscal year ended March 31, 1998.

         The Company has available carryforward losses applicable to the reduction of future Federal income taxes aggregating approximately $6,000,000 at March 31, 1997 and which expire between the years 2007 and 2013.

NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                                               September 30,     March 31,
                                                                 1997             1997
                                                                ----------       ---------
              Raw materials                                      $140,817        $  76,527
              Work-in-process                                      62,657           32,923
                                                                ----------       ---------

                                                                 $203,474         $109,450
                                                                ==========       =========

NOTE 3 - INITIAL PUBLIC OFFERING

         During September 1997, the Company sold 1,200,600 units, each unit consisting of one share of the Company's Common Stock and one Redeemable Common Stock Purchase Warrant (the "Redeemable Warrants"), at a price of $5.75 per unit. A total of $6,903,450 was realized, which was the proposed maximum under the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 16, 1997.

         The Redeemable Warrants are exercisable for a period of four years commencing September 16, 1998 at $7.50 per share. The Redeemable Warrants are subject to redemption by the Company at a redemption price of $.01 per Redeemable Warrant upon 30 days' written notice given at any time after September 16, 1998 in the event that the market price of the Company's Common Stock, as defined, equals or exceeds $10.00 per share.

         Gross proceeds of $6,903,450, less related initial public offering costs of $1,674,684, yielded net proceeds of $5,228,766.

                                       (5)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996


NOTE 3 - INITIAL PUBLIC OFFERING (CONTINUED)

         In addition to the units sold under the Registration Statement on Form SB-2, the Company granted to the Underwriter an option to purchase 104,400 units at a price equal to $9.49 per unit (the "Underwriter's Unit Purchase Options"). Each of the Underwriter's Unit Purchase Options is exercisable during a period of four years commencing September 16, 1998. The Units each consist of one share of Common Stock and one Class B Redeemable Warrant to purchase one share of Common Stock at an exercise price of $12.38. The Class B Redeemable Warrants are identical to the Redeemable Warrants except that the Class B Redeemable Warrants have an exercise price of $12.38 per share (165% of the exercise price of the Redeemable Warrants) and are subject to redemption in the event the market price of the Common Stock equals or exceeds $16.50 per share (165% of the redemption threshold of the Redeemable Warrants).

NOTE 4 - EXTRAORDINARY ITEMS

         During September 1997, in connection with reaching settlements with different vendors, note holders and other third parties, and in making revisions to estimates of certain accrued expenses, the Company recognized debt forgiveness income of $977,136. This amount represents the excess of obligations previously recorded over the amount of settlement with the respective creditors.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

         During the fiscal year ended March 31, 1995, the Company issued a convertible note for $300,000. The note provides for 10% interest per annum, and was payable on August 4, 1997. The note may be converted, at the option of the payee, to a maximum of 104,348 common shares at or prior to maturity.

         The note was converted into 104,348 common shares during October 1997.

NOTE 6 - COMMITMENTS

         In July 1996, the Company entered into an agreement to lease office and factory space in State College, Pennsylvania for one year at an annual rent of $101,750. The Company exercised its option to renew the lease through June 30, 1998. The Company has a security deposit with the lessor of $8,479.

         In April 1995, the Company entered into a three-year employment agreement with an individual to act as its Director of Software and Hardware Development. The agreement provides for a salary of $55,000 annually, plus bonuses at the discretion of the Company.

         In March 1997, the Company entered into a three-year employment agreement with its Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for an annual compensation of $96,000 and the payment of an annual bonus of up to 25% of base salary plus $24,000, through the term of the agreement, in consideration for past services rendered.

NOTE 7 - LEGAL PROCEEDINGS

         GRYNBERG MATTER:
         Jack J. Grynberg v. Premier American Technologies Corp. and Steve Guzofsky. In March 1996, a complaint was filed in the District Court for the City and County of Denver, Colorado alleging common law fraud and violation of the Colorado Securities Act in connection with the plaintiff's 1992 investment


                                       (6)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996



         in the Company. The plaintiff seeks rescissionary damages in the sum of $45,000, interest, costs and attorney fees. Punitive damages sought by the plaintiff, were struck by the court in an order dated March 6, 1997. The Company believes, based in part on its discussions with its litigation counsel, that it has meritorious defenses to these claims and it intends to defend the litigation vigorously. The Company has accrued an $87,400 expense (which includes accrued legal costs and accrued interest costs) in connection with this litigation. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect.

         RUBIN MATTER:
         Robert M. Rubin v. SpectruMedix Corporation et. al. On April 21, 1997, a complaint was filed in the Supreme Court of the State of New York alleging breach of contract. Specifically, the plaintiff alleges that the Company defaulted under a note issued to plaintiff in the amount of $175,000 (the "Rubin Note") and that the Company is liable and indebted to plaintiff in the principal amount of $175,000, together with interest thereon. In May 1997, the Company paid all amounts due under the Rubin Note and is no longer in default thereunder. The remaining issue in the case is whether, pursuant to a related agreement, the plaintiff is entitled to 152,174 shares of Common Stock or, alternatively, $875,000. The Company believes, based in part on its discussions with litigation counsel, that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is in the initial stages, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel.

         OTHER:
         In addition, one party has filed a security interest on the assets of the Company under the Uniform Commercial Code for an obligation of approximately $110,000. In the event that such party should execute its security interest, the Company's assets could be subject to seizure. In such event, the Company would be materially adversely affected. In the event the Company should become party to any litigation relating to this obligation, the costs of defending against such claims could be substantial, and the Company could be materially adversely affected.

NOTE 8 - STOCK OPTIONS AND WARRANTS

         On April 20, 1992, four days after the Company's inception, the Company issued to its Chairman, options to purchase 127,827 shares of common stock. The options have an exercise price of $.00115 per share, which was the market value of the Company's common stock on that date as determined by its Board of Directors. The options vested on the issuance date and expire on April 20, 2012. To date, none of the options have been exercised.

         The Company has issued options and warrants to purchase 136,522 shares of common stock, to consultants and noteholders at various dates through October 1995 exercisable at $2.88 per share, expiring at various dates through October 2000. To date none of the options and warrants have been exercised.


                                       (7)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 AND 1996



         On March 12, 1997, the Company adopted a Stock Incentive Plan ("the Plan"), which is intended to serve as a comprehensive equity incentive program for officers and employees in the Company's service, non-employee members of the Board of Directors, and independent consultants. A total of 500,000 shares of Common Stock have been authorized for issuance under the Plan. However, no participant may receive option grants or direct stock issuances for more than 100,000 shares in the aggregate per calendar year. On June 16, 1997, the Company granted options to purchase 217,403 shares of Common Stock under this Plan. These options are exercisable at the fair market value of the Company Common Stock on the date of grant.



                                       (8)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SEPTEMBER 30, 1997 AND 1996



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussion in this Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein.

OVERVIEW

         During the period from April 1992 (inception) through June 1992, the Company was engaged in organizational activities, including negotiating agreements with the Bankruptcy Court in Harrisburg, Pennsylvania to lease, on a temporary basis, the assets and facilities of Nuclide Corporation ("Nuclide") and Measurement and Analysis Systems, Inc. ("MAAS"). In December 1992, via court order, the Company acquired the assets of Nuclide and MAAS. In April 1993, the Company acquired all the assets of LabData Corporation, subsequently known as Laboratory Software Associates ("LabData"), including an inventory of computer hardware and a complete line of data acquisition and instrument control software. Since June 1992, the Company has devoted substantially all of its resources to upgrade and improve the Company's existing line of instrumentation (Mass Spectrometers, Luminoscopes, etc.), electronic components and software and to initiate the Company's strategy of carving out new and commercially promising areas of application for its instrumentation and its scientific expertise and capabilities, as well as finding new technologies that lie within its technical purview for licensing and commercialization. The result of these efforts is the present availability for sale of a fully upgraded line of magnetic sector mass spectrometers, new and improved Luminoscope add-ons, and high-performance software for a variety of applications in the petrochemical, environmental and geochemical areas, among others. In addition, the Company has acquired (i) a license for a DNA Sequencer that is in the process of being brought to the commercial marketplace and (ii) an option for an instrument-intensive diagnostic technique that the Company believes will have significant consequences for the prevention and therapy of many diseases. As most of the Company's products are still under development, limited revenues have been derived from the sale of these products and the Company does not expect to receive substantial revenues from the sale of its products until at least 1998, at the earliest.

         The Company has financed its operations primarily through the private sale and issuance of equity securities and proceeds from an initial public offering (the "Public Offering") of equity securities during September 1997. The Company expects to enter into collaborative agreements for the financing of its research and development efforts and for the commercialization of its products. The Company was awarded a grant from the United States Department of Energy during September 1997 which will pay the Company $75,000 over a period of six months, subject to certain terms and conditions. However, no assurance can be given that the Company will obtain significant revenues therefrom.

         The Company has not been profitable since inception and had an accumulated deficit of $5,844,050 at September 30, 1997. Successful future operations depend upon the Company's ability to develop and commercialize its products. The Company will require additional funds to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.



                                       (9)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SEPTEMBER 30, 1997 AND 1996



RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         The Company had total revenues of $123,421 and $220,026 for the six months ended September 30, 1997 and 1996, respectively. Revenues for both periods reflect sales of products from old product lines. To date, the Company has received limited revenues from the sale of products, and it does not expect to receive significant product revenue for several years, if at all. The decrease in revenues of $96,605, or approximately 44%, was due primarily to the increased focus of the Company on its various research and development, commercialization and fundraising efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

         Of the total revenues discussed above, revenues derived from the sale of the Company's services totaled $37,542 and $45,787 for the six months ended September 30, 1997 and 1996, respectively. The decrease in service revenue was $8,245, or approximately 18%. This decrease was due primarily to the increased focus of the Company on its various research and development, commercialization and fundraising efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

         Research and development expenses increased 147% in 1997 to $422,756 from $171,359 in 1996, due primarily to increased expenditures for the Company's new licensed technologies. The proceeds of the Bridge Financing during the second half of the fiscal year ended March 31, 1997, enabled the Company to increase its research and development activities, which are dependent primarily on cash availability. The Company anticipates that research and development expenses will increase for fiscal year 1998 as a result of expenses relating to its option and research and development agreements with the University of California, Berkeley and its license agreement with Ames Laboratory/Iowa State University and the ability to fund such activities from the proceeds of the Public Offering.

         General and administrative expenses were $432,989 and $366,499 during the six months ended September 30, 1997 and 1996, respectively, an increase of $66,490, or approximately 18%. Approximately 71% and 69% of general and administrative expenses for the six months ended September 30, 1997 and 1996, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. The Company expects its general and administrative expenses to increase in the future as a result of further Company expansion.

         Interest expense of $129,286 and $106,716 for the six months ended September 30, 1997 and 1996, respectively, resulted from borrowings. Interest expense increased primarily as a result of additional borrowings associated with the Company's recent financings and capitalized interest from previous borrowings. The obligations which caused such interest expense were repaid during September 1997 and October 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         The Company had total revenues of $36,337 and $147,422 for the three months ended September 30, 1997 and 1996, respectively, a decrease of $111,085, or approximately 75%. Of the total revenues, revenues derived from the sale of the Company's services totaled $25,124 and $28,949 for the three months ended September 30, 1997 and 1996, respectively, a decrease of $3,825, or approximately 13%. The decrease in both total revenues and services revenues was due primarily to the increased focus of the Company on its various research and development, commercialization and fundraising efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.



                                      (10)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SEPTEMBER 30, 1997 AND 1996


         Research and development expenses increased 133% to $227,517 for the three months ended September 30, 1997 from $97,855 for the three months ended September 30, 1996. The increase was due primarily to increased expenditures for the Company's new licensed technologies.

         General and administrative expenses decreased 16% to $177,173 for the three months ended September 30, 1997 from $212,053 for the three months ended September 30, 1996. This decrease was due to the incurrence of moving expenses during the second fiscal quarter of 1996 in connection with the Company's relocation to its new facilities and to decreased professional fees in the second fiscal quarter of 1997.

         Interest expense of $60,424 and $79,539 for the three months ended September 30, 1997 and 1996, respectively, resulted from borrowings. Interest expense during the three months ended September 30, 1997 increased over the three months ended September 30, 1996 primarily as a result of additional borrowings associated with the Company's recent financings and capitalized interest from previous borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through the sale of equity securities, and loans received under notes payable aggregating approximately $2,650,000. From July 1996 through February 1997, the Company sold in a private placement offering 16.1 units, each unit consisting of $100,000 of 10% promissory notes and 34,783 shares of Common Stock for an aggregate purchase price of $1,610,000. The shares have been valued at approximately $4.60 per share and an original issue discount on the notes of $2,576,000 had been recorded (resulting in an annualized effective interest rate of 170%).

         In July 1997, the Company renegotiated the terms of the Bridge Financing with its noteholders. Under the revised terms, one-half the face amount of the promissory notes ($805,000) was converted into warrants (the "Warrants") to purchase Units (each Unit consisting of Common Stock and one Redeemable Warrant). The Warrants to purchase 322,000 Units (16.1 Units multiplied by 20,000) are exercisable for four years commencing September 16, 1998 at an exercise price of $5.75 per Unit (the initial public offering price). The annualized effective interest rate on the promissory notes increased to approximately 330% as a result of this change and the maturity date of the remaining notes was extended to September 30, 1997. The outstanding principal and interest due under the promissory notes was paid in September 1997. As a result of this Bridge Financing restructuring, the Company realized an extraordinary gain from extinguishment of debt of $805,000 in the fiscal quarter ended September 30, 1997. Additional obligations of approximately $172,000 were also written off or otherwise settled during the three month period ended September 30, 1997. A portion of the proceeds of the Bridge Financing was used to expedite the commercialization effort on the DNA Sequencer and to complete the manufacture of the instrumentation prototypes for the diagnostic kinetics project. In addition to the purchase of materials for these projects, the Company has hired additional scientists and lab technicians. In addition to the sales of the Company's new products, the sales of the Company's current product lines are expected to continue and increase due to recent and future hiring of a dedicated sales force and the fact that the new product lines are expected to greatly stimulate the sales of core product instrumentation.

         The Company expects its cash requirements to increase in future periods. The Company will require additional funds to conduct research and development, pay various required license and milestone fees, establish third party collaborations and market its products. The Company's capital requirements depend on many factors, including the status of the development of its products, obtaining manufacturing capabilities to produce its products in volume, prosecuting and enforcing its intellectual property rights, competing technological and market developments, and the ability of the Company to develop new collaborative and licensing arrangements.


                                      (11)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           SEPTEMBER 30, 1997 AND 1996



         The Company believes that the $5,228,766 net proceeds from the Public Offering (gross proceeds of $6,903,450 less related costs of $1,674,684) received during September 1997, will be sufficient to meet the Company's operating expenses and capital requirements for at least 12 months from the date hereof. The Company will attempt to raise any required additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources if and when available. There can be no assurance that any such additional funding will be available on favorable terms from any of these sources, if at all.

In August 1994, the Company issued to Gross Foundation, Inc. ("Gross") a convertible promissory note in the principal amount of $300,000 (the "Note"). The Note accrued interest at the rate of 10% per annum and was due and payable on August 4, 1997. During October 1997, the Note was converted into 104,348 shares of the Company's Common Stock.


                                      (12)

                                  RISK FACTORS

         In addition to the other information contained herein, the discussion in this Quarterly Report on Form 10-QSB contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Report. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth elsewhere herein.

         HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred operating losses since its inception in 1992. At September 30, 1997, the Company had an accumulated deficit of $5,844,050. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company will need to either substantially expand the sales of its existing products and services or successfully develop and commercialize its new products to reach profitability. No assurance can be given that the Company will be able to accomplish either such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. The Company is dependent upon the proceeds of its initial public offering (the "Public Offering") to continue its operations. In addition, the proceeds of the Public Offering may not be sufficient to allow the Company to materially alter its reliance on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As a result of the Company's previous financial condition, the Company's independent certified public accountants have included an emphasis of matter disclosure in their report on the Company's financial statements for the period ended March 31, 1997. The Company's independent certified public accountants' report on the financial statements includes an explanatory paragraph stating that the net losses, accumulated deficit and negative working capital raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         EARLY STAGE OF DEVELOPMENT. Since the Company's incorporation in April 1992, the Company has been engaged in organizational activities, acquisition of assets, hiring of personnel and financing activities. Since operations began in July 1992, the Company has engaged in the following activities: manufacturing, research and development, limited sales and marketing, capital raising, exploration of strategic relationships and collaborations, and other general corporate activities. The Company has generated limited revenues to date. While the Company is able to finance certain of its current operations from revenues, it requires substantial additional financing to continue to increase its marketing capabilities and increase its research and development activities to expand the applications of its core technology, to acquire additional technologies, and to develop new products. As the Company is in the development stage, its operations are subject to all of the risks inherent in the establishment of a new business enterprise and the commercialization of new products. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, and, accordingly, is highly speculative.

         UNCERTAINTY REGARDING COMPLETION OF LICENSES TO KEY TECHNOLOGIES. The Company's technologies under development in the area of diagnostic kinetics are the subject of an option held by the Company from the University of California, Berkeley. Such option specifies maximum royalty rates and milestone payments, which the Company deems reasonable. Although the option agreement entitles the Company to exercise its option and acquire an exclusive license to the underlying patents and technologies, no assurance can be given that the Company will be successful in securing such license or that the terms thereof will ultimately be deemed attractive for the commercialization of such equipment. The Company does not expect to exercise its option with the University of California, Berkeley until the second half of 1997, at the earliest.


                                      (13)

         UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS. The Company's success depends on its ability to obtain patents, protect its trade secrets and operate without infringing upon the proprietary rights of others. The Company's existing and potential competitors have applied for a substantial number of patents. There can be no assurance that any of the Company's future patent applications will be approved, that the Company will develop additional proprietary products that are patentable, or that any patents issued to the Company will provide the Company with any significant protection or will not be successfully challenged by third parties. Furthermore, there can be no assurance that others will not design around the patented products developed by the Company. There can be no assurance that the Company's products will not be found to infringe upon the patents of others. The area of gene sequencing, in particular, is subject to intense competition and active filing of patent applications. Any of such patent applications filed by one or more third parties may conflict with the Company's products under development. If the Company's products are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, the Company's development, manufacture and sale of such products could be severely restricted or prohibited. Any such infringement could have a material adverse effect on the Company's prospects, business, results of operations or financial condition. The Company may be required to obtain licenses from such third parties or otherwise obtain licenses to utilize patents or proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights could be obtained on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, the development, manufacture or sale of products requiring such licenses could be materially adversely affected. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of such products could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement, to enforce the Company's or its licensors' patents, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others, and could result in substantial cost to and diversion of effort by, and may have a material adverse impact on, the Company.

         The Company's competitive position is also dependent upon unpatented trade secrets. Although the Company takes measures to protect its trade secrets, trade secrets are difficult to protect. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques or otherwise gain access to the Company's trade secrets. The Company pursues a policy of having its employees, consultants and advisors execute confidentiality agreements to maintain the proprietary nature of its technology. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

         TECHNOLOGICAL UNCERTAINTY; UNCERTAINTY OF PRODUCT DEVELOPMENT AND COMMERCIALIZATION; EARLY STAGE OF PRODUCT DEVELOPMENT. The science and technology of the Company's products, particularly the Company's DNA Sequencer, is rapidly evolving. Many of the Company's products and proposed products will require significant further research, development, testing and possibly regulatory clearances and are subject to the risks of failure inherent in the development of products based on innovative technologies. The Company's development efforts in the area of diagnostic kinetics involve a new area of medicine which necessarily involves unforeseeable risks and uncertainties. These risks include the possibility that any or all of the products or proposed products are found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances, if any, that the proposed products, although effective, are uneconomical to market, that such products will not satisfy cost and performance criteria, that third parties hold proprietary rights that preclude the Company from marketing such products, or that third parties market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products other than the Company's mass spectrometers. Further, the Company cannot predict with certainty when or if the Company will be able to commercialize certain of its proposed products or that such products will satisfactorily perform all of the functions for which they have been designed or prove to be sufficiently reliable in long-term applications.

         NEW CONCEPT AND EMERGING MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE. The production of the DNA Sequencer, diagnostic kinetics instruments and other proposed products of the Company represents new manufacturing processes which are untested on a commercial scale. Although the Company believes that its technologies and products will, if ultimately commercialized, represent significant technological advances, demand for the Company's proposed products, all of which are based upon new designs, concepts and manufacturing processes, is subject to a high degree of uncertainty. Many potential customers of the Company, including original equipment manufacturers ("OEM") and commercial end users, may be reluctant to utilize or sell the Company's


                                      (14)
proposed products until a sufficient number of other OEMs and commercial end users have already committed to do so. The Company currently has limited marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market its proposed products. The Company's ability to generate revenues from the sale of its proposed products will be dependent upon, among other things, its ability to build an effective sales organization. In its limited marketing efforts to date, the Company has relied solely upon the efforts of its executive officers. If the Company is unable to market and distribute its products directly, the Company may have to enter into arrangements with others, such as joint ventures, licensing or similar arrangements or distribution agreements. Any such contractual arrangements may result in a lack of control by the Company over any or all of the marketing and distribution of such products and may increase its marginal costs. There can be no assurance that the Company will be able to formalize any marketing arrangements or that its marketing efforts will be successful.

         LIMITED MANUFACTURING EXPERIENCE AND CAPABILITIES; RISKS ASSOCIATED WITH EXPANSION OF MANUFACTURING OPERATIONS; POSSIBLE DEPENDENCE ON THIRD PARTY MANUFACTURERS. The Company maintains limited manufacturing facilities and will need to expand such facilities to effectively manufacture its products on a profitable basis. Although certain members of the Company's management have manufacturing experience, the expansion of the Company's manufacturing facilities and capabilities will subject the Company to numerous risks, including unanticipated technological problems or delays. Such expansion will also require additional sources of capital, which may not be available on commercially reasonable terms, if at all. In the event that the Company is unable to expand its manufacturing facilities and capabilities, the Company may be required to enter into arrangements with others for the manufacture and packaging of its proposed products. There can be no assurance that the Company will be able to enter into any such arrangements on commercially reasonable terms, or at all, or that the Company will ever be able to establish the capability to manufacture its products on a commercial basis, in which case the Company's business, results of operations and financial condition would be materially adversely affected.

         ASSETS ENCUMBERED; POTENTIAL LITIGATION. Substantially all of the Company's assets are encumbered by liens granted in favor of certain of the Company's creditors. One party has filed a security interest on the assets of the Company under the Uniform Commercial Code for an obligation of approximately $110,000. In the event that such party should execute its security interest, the Company's assets could be subject to seizure. In such event, the Company would be materially adversely affected. In the event the Company should become party to any litigation relating to this obligation, the costs of defending against such claims could be substantial, and the Company could be materially adversely affected.

         DEPENDENCE ON THIRD PARTY SUPPLIERS OF RAW MATERIALS AND COMPONENTS; RELATIONSHIPS WITH SUPPLIERS, CREDITORS AND CUSTOMERS. The Company's existing and proposed products require high quality raw materials and components which the Company currently purchases and will continue to purchase from third party suppliers. The Company believes that adequate sources of supply exist for all of the raw materials and components that it will need and that such items are available on commercially reasonable terms. Certain raw materials or components may, however, from time to time, be difficult to obtain and may cause production delays or require the Company to find alternate means of production. Thus, the Company's ability to manufacture its products will depend on its ability to establish and maintain commercial relationships with at least certain of such suppliers. The Company does not currently maintain supply agreements with any of its suppliers.

         The Company's production will also be dependent upon its suppliers satisfying the Company's performance and quality specifications and dedicating sufficient production capacity to meet the Company's scheduled delivery times. There can be no assurance that the Company will be able to establish any commercial relationships with suppliers or, if it is able to do so, that such suppliers will be able to satisfy the Company's scheduled delivery or performance requirements or have sufficient production capacity to satisfy such requirements during any period of sustained demand. Failure or delay by the Company's suppliers in supplying the Company with needed raw materials and components would materially adversely affect the Company's operating margins and the Company's ability to manufacture and deliver products on a timely and competitive basis, which could, in turn, have a material adverse effect on the Company.

         EFFECT OF CHRONIC INADEQUATE CAPITALIZATION ON RELATIONSHIPS WITH SUPPLIERS, CREDITORS AND CUSTOMERS. Since inception, the Company has been characterized by chronic inadequate capitalization.



                                      (15)

Accordingly, the Company's lack of working capital has at times prevented the Company from making timely payments to suppliers and creditors or from repairing relationships with such entities. Such financial difficulties have also prevented the Company from providing parts and service to certain of its customers in a timely manner. As a result, the Company's relationships with its customers have also been damaged. The deterioration of these relationships may make the Company's strategy for expansion more difficult and may adversely affect the development of the Company's business. There can be no assurance that the Company will be able to reestablish relationships with its suppliers, creditors and customers or that the Company will successfully implement its expansion plan.

         CUSTOMER CONCENTRATION. Approximately 55%, 85% and 44% of the Company's net sales for the years ended March 31, 1995, 1996 and 1997, respectively, were derived from sales to the Company's top five customers. During the fiscal year ended March 31, 1997 the Company's product sales amounted to approximately 13% to one customer and 11% to another customer. During the fiscal year ended March 31, 1996, product sales consisted of approximately 63% to one customer and 11% to another customer. During the fiscal year ended March 31, 1995, product sales amounted to approximately 21% to one customer and 12% to each of two customers. The loss of, or significant adverse change in, the relationship between the Company and these customers could have a material adverse effect on the Company's business, financial condition and results of operations. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse impact on the Company's business, financial condition and results of operations.

         COMPETITION AND TECHNOLOGICAL CHANGES. The Company's success depends upon establishing and maintaining a competitive position in the research, development and commercialization of products and technologies in its areas of focus. The medical and industrial instrumentation industry is highly competitive and requires substantial capital. The Company competes with, and will compete with, numerous international, national and regional companies, many of which have significantly larger operations and greater financial, marketing, human and other resources than the Company. Accordingly, such competitors may have substantial competitive advantages over the Company, including the ability to negotiate favorable supply and distribution agreements and the ability to negotiate more favorable terms with developers of technology, including universities. In addition, the Company plans to develop additional products and acquire additional technologies in order to expand the Company's product and technology portfolio. No assurance can be given that the Company will successfully compete in any market in which it conducts or may conduct operations or that developments by such competitors will not render the Company's current or future products or technologies uncompetitive or obsolete.

         The industry in which the Company competes is characterized by rapid technological change. Although the basic technology of mass spectrometry has not changed significantly in many years, its applications and enhancements, as well as competing measurement and analysis technologies, are constantly developing. There can be no assurance that the Company's products will not be rendered obsolete as a result of technological developments. The Company is actively engaged in research and development to improve its products through the introduction of enhancements and various additional applications, which by its nature is uncertain. Accordingly, there can be no assurance that the Company will be able to develop such new products or improvements.

         NEED FOR ADDITIONAL FINANCING. Based on the Company's operating plan, the Company believes that the net proceeds of the Public Offering, together with revenues from continuing operations, will be sufficient to satisfy its capital requirements and finance its plans for expansion for at least the next 12 months. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. After such 12- month period, the Company anticipates that it will require additional financing in order to meet its current plans for expansion. Such financing may take the form of the issuance of common or preferred equity securities or debt securities, or may involve bank financing. The Company may also be forced to enter into third party licensing, manufacturing or distribution agreements to support its capital needs. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its product development and commercialization strategy and its operations would be severely and adversely affected.


                                      (16)

         DEPENDENCE UPON KEY EMPLOYEES AND CONSULTANTS; RECRUITMENT OF ADDITIONAL PERSONNEL. The Company is dependent upon the efforts and abilities of Dr. Joseph K. Adlerstein, its Chairman of the Board of Directors, Chief Executive Officer and President, and Bernard Sonnenschein, its Secretary and Treasurer, and on other members of its scientific and management staff. Dr. Adlerstein and Mr. Sonnenschein are the only executive officers of the Company. In addition, the Company is dependent on collaborators at research institutions and on the Company's scientific advisors and consultants. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to the Company's success. To date, the Company has been able to attract and retain the personnel necessary for its operations. However, there can be no assurance that the Company will be able to do so in the future, particularly in light of the Company's expansion plans. If the Company is unable to attract and retain personnel with necessary skills when needed, its business and expansion plans could be materially adversely affected.

         Dr. Adlerstein and Mr. Sonnenschein are substantial stockholders of the Company, holding approximately 19% and 18%, respectively, of the outstanding shares. The Company has entered into an employment agreement with Dr. Adlerstein. The loss or unavailability of the services of either Dr. Adlerstein or Mr. Sonnenschein for any significant period of time could have a material adverse effect on the Company's business prospects. The Company has obtained, and is the sole beneficiary of, key-person life insurance in the amount of $1,000,000 on the life of Dr. Adlerstein.

         PRODUCT WARRANTIES. The Company generally warranties parts and services for each of its products for one year from the date of purchase. Although there have been few requests for extensive servicing and repairs for products that have already been sold by the Company during the warranty period, a large number of requests for such servicing could have a material adverse effect on the Company by requiring additional expenditures for parts as well as the repair efforts of the Company's personnel.

         ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS. A portion of the Company's future products may be regulated by the United States Food and Drug Administration (the "FDA"). Such regulations extend to manufacturing practices, the conduct of clinical investigations, pre-market approval, record keeping and reporting requirements and labeling, among other matters. To date the Company has not yet obtained clearance from the FDA for commercial marketing of its primary products. In addition, other products that the Company might develop may also be subject to FDA regulation. There can be no assurance that the Company will be able to obtain FDA clearance for commercial marketing of its products. Even if FDA clearance is received, government regulation may have an adverse impact on the timing and cost of new product introductions, may interfere with the marketing of existing products and may require the recall of products from customer locations.

         The Company is subject to a variety of United States and foreign government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. The failure by the Company to comply with present or future environmental regulations could result in fines, suspension of production or cessation of operations. Such regulations could also require the Company to acquire equipment or to incur other substantial expenses to comply with environmental regulations. If substantial additional expenses were incurred by the Company, product costs could significantly increase, thus materially and adversely affecting the Company's results of operations. Additionally, the Company is subject to a variety of government regulations relating to its operations, such as environmental, labor and export control regulations. While the Company believes it has obtained all permits necessary to conduct its business, the failure to comply with present and future regulations could result in fines being imposed on the Company or suspension or cessation of operations. Any failure by the Company to control the use of, or adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities, and could have a material adverse effect on the Company's business and results of operations.

         PRODUCT RECALLS AND LIABILITY. Products such as those sold by the Company may be subject to recall for unforeseen reasons. In addition, certain projected applications of the Company's products entail the risk of product liability claims. The Company performs extensive testing of its products at each stage of their design to minimize the risk of recall or product liability claims. A recall or product liability claim could materially adversely affect the Company's operation and reputation. The Company does not maintain any insurance related to recalls or product liability and, accordingly, a product recall of the Company's principal products or successful product liability claims against the Company would have a material adverse effect on the Company.



                                      (17)

         CONTROL BY MANAGEMENT AND CURRENT STOCKHOLDERS; NO INDEPENDENT DIRECTORS. The Company's current management owns approximately 37% of the outstanding shares of Common Stock. Management may, therefore, have the ability to elect a majority of the directors of the Company and to control the outcome of all issues submitted to a vote of the stockholders of the Company. The Company currently has only two directors, Dr. Adlerstein and Mr. Sonnenschein, both of whom are insiders and principal stockholders. Accordingly, such individuals are in a position to control the actions and decisions of the Board of Directors.

         POSSIBLE VOLATILITY OF STOCK PRICE. There can be no assurance that an active trading market for the Common Stock or Redeemable Warrants will be sustained in the future. The market price of the shares of Common Stock and the Redeemable Warrants, like that of many other small cap and emerging technology companies, is likely to be highly volatile.

         ABSENCE OF DIVIDENDS. The Company has not paid any cash dividends on the Common Stock since inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

         SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. 2,173,100 shares of the Company's outstanding shares of Common Stock are "restricted securities." 1,786,131 shares of such restricted securities will be available for sale pursuant to Rule 144 as described below commencing December 15, 1997, 92,610, 180,874 and 1,512,647 of which are subject to a 13-month,
12-month and 24-month, respectively, restriction against transfer commencing September 16, 1997. Another 108,701 shares may be sold pursuant to Rule 144 commencing March 15, 1997, 7,828 of which are subject to a 13-month restriction against transfer and the remainder of which are subject to a 12-month restriction against transfer, both commencing September 16, 1997. The remaining 278,268 shares may be sold pursuant to Rule 144 commencing January 1998, subject to a 12-month restriction against transfer commencing September 16, 1997. The officers, directors and certain stockholders of the Company, who own an aggregate of 1,512,647 of the 2,173,100 above-referenced shares have agreed not to sell, assign or transfer any securities of the Company owned by them until September 16, 1999 without the prior consent of Patterson Travis, Inc., the underwriter of the Public Offering (the "Underwriter").

         Effective April 29, 1997, Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of the Common Stock.

         EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. At September 30, 1997, there were outstanding stock options to purchase an aggregate of 127,827 shares of Common Stock at an exercise price of $0.00115 per share, stock options and warrants to purchase an aggregate of 306,962 shares of Common Stock at an exercise price of $2.88 per share, stock options to purchase an aggregate of 217,403 shares of Common Stock at an exercise price of $4.60 per share and outstanding warrants to purchase 322,000 Units at an exercise price of $5.75 per Unit. Except for warrants to purchase 73,562 shares of Common Stock issued to Gross Foundation Inc. and the warrants to purchase 322,000 Units, these options and warrants are subject to a 24-month lock-up restriction. The warrants to purchase 322,000 Units are subject to 12-month lock-up restriction. 174,000 of the shares issued to Gross Foundation, Inc. are subject to a 13-month lock-up restriction and the remaining shares are subject to a 24-month lock-up restriction. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.


                                      (18)

         CURRENT PROSPECTUS AND STATE BLUE SKY REGISTRATION REQUIRED TO EXERCISE REDEEMABLE WARRANTS. The Company will be able to issue shares of its Common Stock upon exercise of the Redeemable Warrants only if there is then a current prospectus relating to such Common Stock and only if such Common Stock is qualified for sale or exempt from qualification under applicable state securities laws of the jurisdictions in which the various holders of the Redeemable Warrants reside. The Company has undertaken and intends to file and keep current a prospectus which will permit the purchase and sale of the Common Stock underlying the Redeemable Warrants, but there can be no assurance that the Company will be able to do so. Although the Company intends to seek to qualify for sale the shares of Common Stock underlying the Redeemable Warrants in those states in which the securities are to be offered, no assurance can be given that such qualification will occur. The Redeemable Warrants may be deprived of any value and the market for the Redeemable Warrants may be limited if a current prospectus covering the Common Stock issuable upon the exercise of the Redeemable Warrants is not kept effective or if such Common Stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the Redeemable Warrants then reside.

         POTENTIAL ADVERSE EFFECT OF REDEMPTION OF REDEEMABLE WARRANTS. The Redeemable Warrants may be redeemed by the Company at a redemption price of $.01 per Redeemable Warrant upon 30 days written notice given at any time after September 16, 1998 in the event that the market price of the Common Stock equals or exceeds $10.00 per share. "Market price" shall mean: (i) the average closing sale price of the Common Stock, for any 10 consecutive trading days within a period of 30 consecutive trading days ending within five days of the date of notice of redemption, as reported on the National Association of Securities Dealers, Inc. ("NASD") Automated Quotation System or the NASD Electronic Bulletin Board or (ii) the average of the last reported sales price of the Common Stock for the 10 consecutive business days ending within five days of the date of notice of redemption, on the primary exchange on which the Common Stock is traded, if traded on a national securities exchange. Notice of redemption of the Redeemable Warrants could force the holders to exercise the Redeemable Warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, to sell the Redeemable Warrants at the current market price when they might otherwise wish to hold the Redeemable Warrants, or to accept the redemption price which would be substantially less than the market value of the Redeemable Warrants at the time of redemption.

         PREFERRED STOCK; POSSIBLE ANTI-TAKEOVER EFFECTS. The Company's Certificate of Incorporation, as amended, authorizes the Board of Directors to issue up to 2,000,000 shares of preferred stock, par value $0.00115 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. No preferred stock is currently outstanding, and the Company has no present plans for the issuance of any preferred stock. The Company has agreed not to issue any shares of preferred stock without the Underwriter's consent until September 16, 1999. However, the issuance of any such preferred stock could materially adversely affect the rights of holders of Common Stock and, therefore, could reduce the value of the Common Stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party. The ability of the Board of Directors to issue preferred stock could discourage, delay, or prevent a takeover of the Company, thereby preserving control of the Company by the current stockholders.

         NO ASSURANCE OF PUBLIC TRADING MARKET. Prior to the Public Offering, there was no established trading market for the Units, Common Stock and Redeemable Warrants and there is no assurance that a regular trading market for such securities on The Nasdaq Stock Market, or any other exchange, will be sustained in the future. Although the Company's securities are included on the OTC Bulletin Board, there can be no assurance that a regular trading market for the securities will be sustained in the future. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of the Units may be unable to resell the securities offered hereby at or near their original offering price or at any price. In the event the securities are not included on the OTC Bulletin Board, quotes for the securities may be included in the "pink sheets" for the over-the-counter market. See "--`Penny Stock' Regulations May Impose Certain Restrictions on Marketability of Securities."


                                      (19)

         "PENNY STOCK" REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF SECURITIES. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per security at any time, the Company's securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, such investors have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of stockholders to sell the Company's securities in the secondary market. See "-- No Assurance of Public Trading Market."


                                      (20)

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities and Use of Proceeds.

          The effective date of the Registration Statement (File No. 333-6650) for which this statement is made is September 16, 1997. The Company has been assigned a CUSIP number of 84763K. The offering to which this statement relates (the "Offering") commenced on September 17, 1997, did not terminate before any securities were sold and, as of the date hereof, has not terminated. The managing underwriter of the Offering was Patterson Travis, Inc. Pursuant to the offering, the Company registered (i) Common Stock, classified as an "equity" security, (ii) Units, classified as "other" securities and (iii) Redeemable Warrants, also classified "other" securities. Each Unit consists of one share of Common Stock and one Redeemable Warrant to purchase one additional share of Common Stock. The Redeemable Warrants are exercisable at a price per share of $7.50 for a period of four years commencing September 16, 1998 and are subject to redemption by the Company price of $0.01 per Redeemable Warrant upon 30 days' written notice given at any time after September 16, 1998 in the event that the market price of the Common Stock equals or exceeds $10.00 per share.

          The Company registered and sold 1,200,600 Units for an aggregate price of $6,903,450. In connection with the Offering, the issuer allowed underwriting discounts and commissions of $690,345 and incurred aggregate expenses of $797,104, broken down as follows: a non-accountable expense allowance of $207,104, a consulting fee in the amount of $100,000 and offering expenses of $490,000. Net offering proceeds to the Company after deducting expenses were $5,416,001. Of the net proceeds, approximately $120,000 has been used to pay professional fees, approximately $1,620,000 has been used to repay indebtedness, including approximately $75,000 of indebtedness to officers and directors of the Company, and approximately $580,000 has been used towards repayment of accounts payable. The remaining proceeds are to be allocated as set forth in the prospectus (the "Prospectus") included in the Registration Statement. This use of proceeds does not represent a material change in the use of proceeds described in the Prospectus.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               The following documents are referenced or included in this report:

               Exhibit No.

               27      Financial Data Schedule.

         (b) Reports on Form 8-K.

               No current Reports on Form 8-K were filed during the Quarter Ended September 30, 1997.



                                      (21)

                                   SIGNATURES


       In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                      SPECTRUMEDIX CORPORATION



DATED:  November 12, 1997          By:  /s/ JOSEPH K. ADLERSTEIN
                                      ------------------------------------------
                                      Joseph K. Adlerstein
                                      President, Chief Executive Officer and
                                      Chairman of the Board (Principal Executive
                                      Officer)



DATED:  November 12, 1997          By:  /s/ BERNARD SONNENSCHEIN
                                      ------------------------------------------
                                      Bernard Sonnenschein
                                      Treasurer, Secretary and Director
                                      (Principal Financial and Accounting
                                      Officer)




                                      (22)

                               INDEX TO EXHIBITS

Exhibit
 No.                    Description
 ---                    -----------

27                Financial Data Schedule.