Form 10QSB
period 1997-12-31
SPECTRUMEDIX CORP
filed 1998-02-12
CIK 1035451

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED December 31, 1997.


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________  TO ____________.

                             COMMISSION FILE NUMBER

                                    000-22501
                             -----------------------

                            SPECTRUMEDIX CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                    25-1686354
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



2124 Old Gatesburg Road, State College, Pennsylvania           16803
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code -      (814) 867-8600
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997: 3,486,214.

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                              --------------------

                                TABLE OF CONTENTS

                              --------------------





PART I.   FINANCIAL INFORMATION                                            PAGE NO.

          Item 1. Financial Statements

                   Condensed Balance Sheets - December 31, 1997
                     and March 31, 1997....................................   (i)

                   Condensed Statements of Operations - Nine and
                     Three Months Ended December 31, 1997 and
                      December 31, 1996....................................   (i)

                   Condensed Statements of Stockholders' Equity -
                     Nine Months Ended December 31, 1997 and
                     December 31, 1996.....................................  (ii)

                   Condensed Statements of Cash Flows - Nine Months
                     Ended December 31, 1997 and December 31, 1996......... (iii)

                   Notes to Financial Statements...........................  (iv)

          Item 2. Management's Discussion and Analysis of Results
                     of Operations and Financial Condition.................   (1)


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings........................................  (13)

          Item 2. Changes in Securities and Use of Proceeds................  (13)

          Item 3. Defaults Upon Senior Securities..........................  (13)

          Item 4. Submission of Matters to a Vote of Security Holders......  (13)

          Item 5. Other Information........................................  (13)

          Item 6. Exhibits and Reports on Form 8-K

                  (a)  Exhibits............................................  (13)

                  (b)  Reports on Form 8-K.................................  (13)

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                      December 31,        March 31,
                                                                          1997              1997*
                                                                      -----------        -----------
                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                           $ 2,431,014        $   352,290
  Accounts receivable, net                                                 22,330             80,953
  Inventories                                                             396,656            109,450
                                                                      -----------        -----------
     TOTAL CURRENT ASSETS                                               2,850,000            542,693
                                                                      -----------        -----------

PROPERTY AND EQUIPMENT, net                                                64,498             59,346
                                                                      -----------        -----------

OTHER ASSETS:
  Original issue discount on bridge financing notes, net of
    amortization of $1,311,601 for March 31, 1997                            --            1,264,399
  Deferred initial public offering costs                                     --              328,228
  Deferred bridge financing costs, net of amortization of
    $47,718 for March 31, 1997                                               --               15,906
  Patent fees                                                             181,610             41,460
  License and license options                                             225,015             25,015
  Security deposit                                                          8,479              8,479
                                                                      -----------        -----------
     TOTAL CURRENT ASSETS                                                 415,104          1,683,487
                                                                      -----------        -----------

TOTAL ASSETS                                                          $ 3,329,602        $ 2,285,526
                                                                      ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                    $   602,770        $   564,445
  Accrued payroll and payroll taxes                                        73,011            314,720
  Notes payable - officers                                                   --               74,166
  Notes payable - bridge financing                                           --            1,610,000
  Notes payable - others                                                     --              390,728
  Convertible note payable                                                   --              300,000
  Customer deposits                                                        18,881               --
  Other accrued liabilities                                               319,533            536,847
                                                                      -----------        -----------
     TOTAL CURRENT LIABILITIES                                          1,014,195          3,790,906
                                                                      -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.00115 par value, 2,000,000 shares
    authorized, none issued or outstanding                                   --                 --
  Common stock, $.00115 par value, 23,000,000 shares
    authorized, 3,486,214 (December 31, 1997)
    and 2,173,100 (March 31, 1997)
    shares issued and outstanding                                           4,009              2,499
  Additional paid-in capital                                            8,560,815          3,013,053
  Accumulated deficit                                                  (6,249,417)        (4,520,932)
                                                                      -----------        -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               2,315,407         (1,505,380)
                                                                      -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 3,329,602        $ 2,285,526
                                                                      ===========        ===========

* Derived from audited financial statements

                                       (i)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                    Nine Months Ended               Three Months Ended
                                                       December 31,                    December 31,
                                              ----------------------------      ----------------------------
                                                 1997*             1996            1997*             1996
                                              -----------      -----------      -----------      -----------

REVENUES                                      $   262,554      $   312,405      $   139,133      $    92,379

COST OF REVENUES                                  277,962          310,754          104,648          138,348
                                              -----------      -----------      -----------      -----------

GROSS PROFIT (LOSS)                               (15,408)           1,651           34,485          (45,969)
                                              -----------      -----------      -----------      -----------

EXPENSES:
  Research and development costs                  598,341          284,383          198,295          113,024
  General and administrative expenses             802,997          606,881          344,541          240,382
  Interest expense                                131,751          133,610            2,465           26,894
  Amortization of original issue discount
    and deferred bridge financing costs         1,280,305          729,210             --            635,672
  Less:  Grant proceeds                           (51,680)            --            (35,280)            --
                                              -----------      -----------      -----------      -----------

  TOTAL EXPENSES                                2,761,714        1,754,084          510,021        1,015,972
                                              -----------      -----------      -----------      -----------

OPERATING LOSS                                 (2,777,122)      (1,752,433)        (475,536)      (1,061,941)

OTHER INCOME:
  Interest income                                  29,727             --             28,396             --
                                              -----------      -----------      -----------      -----------

LOSS BEFORE EXTRAORDINARY ITEMS                (2,747,395)      (1,752,433)        (447,140)      (1,061,941)

EXTRAORDINARY ITEMS                             1,018,910             --             41,774             --
                                              -----------      -----------      -----------      -----------

NET INCOME (LOSS)                             $(1,728,485)     $(1,752,433)     $  (405,366)     $(1,061,941)
                                              ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            2,642,445        1,859,332        3,477,009        1,859,332
                                              ===========      ===========      ===========      ===========

INCOME (LOSS) PER SHARE:
  Loss before extraordinary items             $     (1.04)     $      (.94)     $      (.12)     $      (.57)
  Extraordinary items                                 .39             --               --               --
                                              -----------      -----------      -----------      -----------

NET LOSS                                      $      (.65)     $      (.94)     $      (.12)     $      (.57)
                                              ===========      ===========      ===========      ===========




*Reclassified for comparative purposes



                                      (ii)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
              CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                                Common Stock         Additional
                                         -------------------------     Paid-in      Accumulated
                                            Shares       Amount        Capital        Deficit        Total
                                         -----------   -----------   -----------    -----------    -----------

BALANCE - April 1, 1996                    1,571,343   $     1,807   $   349,553    $(1,862,530)   $(1,511,170)

  Issuance of common shares valued
    at approximately $4.60 share in
    lieu of interest payments                 23,641            27       108,723           --          108,750

  Issuance of common shares in a
    private placement bridge financing       264,348           304     1,215,696           --        1,216,000

  Bridge financing offering costs               --            --        (101,712)          --         (101,712)

  Net loss                                      --            --            --       (1,752,433)    (1,752,433)
                                         -----------   -----------   -----------    -----------    -----------

BALANCE - December 31, 1996                1,859,332   $     2,138   $ 1,572,260    $(3,614,963)   $(2,040,565)
                                         ===========   ===========   ===========    ===========    ===========


BALANCE - April 1, 1997                    2,173,100   $     2,499   $ 3,013,053    $(4,520,932)   $(1,505,380)

  Proceeds from sale of 1,200,600
    units pursuant to an initial
    public offering; less related
    costs of $1,691,743                    1,200,600         1,381     5,210,326           --        5,211,707

  Issuance of common shares valued
    at $4.60 per share in lieu of
    interest payments                          8,166             9        37,556           --           37,565

  Conversion of note payable into
    common stock                             104,348           120       299,880           --          300,000

  Net loss                                      --            --            --       (1,728,485)    (1,728,485)
                                         -----------   -----------   -----------    -----------    -----------

BALANCE - December 31, 1997                3,486,214   $     4,009   $ 8,560,815    $(6,249,417)   $ 2,315,407
                                         ===========   ===========   ===========    ===========    ===========


                                      (iii)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                                   1997           1996
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,728,485)   $(1,752,433)
                                                                                -----------    -----------
  Adjustments to reconcile net loss to net cash from operating activities:
      Amortization of original issue discount and deferred bridge
        financing costs                                                           1,280,305        729,210
      Depreciation and amortization                                                  22,694         17,274
      Interest paid with issuance of common stock                                    37,565        108,750
      (Increase) decrease in:
        Accounts receivable                                                          58,623        (10,331)
        Inventory                                                                  (287,206)        14,630
        Other assets                                                               (340,150)       (18,065)
      Increase (decrease) in:
        Accounts payable                                                             38,325        230,784
        Accrued payroll and payroll taxes payable                                  (241,709)        57,664
        Customer deposits                                                            18,881        (89,573)
        Other accrued liabilities                                                  (217,314)        29,065
                                                                                -----------    -----------
    Total adjustments                                                               370,014      1,069,408
                                                                                -----------    -----------
       NET CASH USED BY OPERATING ACTIVITIES                                     (1,358,471)      (683,025)
                                                                                -----------    -----------

CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchase of equipment                                                             (27,846)       (49,199)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering                                           6,903,450           --
  Initial public offering costs                                                  (1,363,515)          --
  Proceeds from bridge financing notes                                                 --          760,000
  Repayment of bridge financing notes                                            (1,610,000)          --
  Proceeds from notes payable - others                                              500,164        179,167
  Costs of private placement of common stock                                           --         (101,712)
  Bridge financing costs                                                               --          (63,674)
  Proceeds from officers' notes                                                       1,238         33,000
  Repayment of officers' notes                                                      (75,404)       (31,109)
  Repayment of notes payable - others                                              (890,892)        (1,579)
  Decrease in bank overdraft                                                           --          (19,316)
                                                                                -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                    3,465,041        754,777
                                                                                -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,078,724         22,553
CASH AND CASH EQUIVALENTS - beginning of period                                     352,290           --
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS - end of period                                       $ 2,431,014    $    22,553
                                                                                ===========    ===========

NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
  During the nine months ended December 31, 1997:
    Deferred initial public offering, costs of $1,691,743 were offset against the proceeds of the offering
  Convertible note payable of $300,000 was exchanged for common stock

                                      (iv)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 1 - GENERAL

           In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of December 31, 1997, (b) the results of operations for the nine and three months ended December 31, 1997 and December 31, 1996 and (c) changes in stockholders' equity and cash flows for the nine months ended December 31, 1997 and December 31, 1996.

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

           Financial results for the interim period ended December 31, 1997 may not be indicative of the financial results for the fiscal year ending March 31, 1998.

           The Company has available carryforward losses applicable to the reduction of future Federal income taxes aggregating approximately $6,000,000 at March 31, 1997 and which expire between the years 2007 and 2013.

NOTE 2 - INVENTORIES

           Inventories consist of the following:

                                         December 31,            March 31,
                                             1997                  1997
                                          ---------             ----------

                 Raw materials             $293,019              $  76,527
                 Work-in-process            103,637                 32,923
                                          ---------             ----------

                                           $396,656               $109,450
                                           ========               ========



NOTE 3 - INITIAL PUBLIC OFFERING

           During September 1997, the Company sold 1,200,000 units, each unit consisting of one share of the Company's Common Stock and one Redeemable Common Stock Purchase Warrant (the "Redeemable Warrants"), at a price of $5.75 per unit. A total of $6,903,450 was realized, which was the proposed maximum under the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 16, 1997.

           The Redeemable Warrants are exercisable for a period of four years commencing September 16, 1998 at $7.50 per share. The Redeemable Warrants are subject to redemption by the Company at a redemption price of $.01 per Redeemable Warrant upon 30 days' written notice given at any time after September 16, 1998 in the event that the market price of the Company's Common Stock, as defined in the warrant agreement relating thereto, equals or exceeds $10.00 per share.

           Gross proceeds of $6,903,450, less related initial public offering costs of $1,691,743, yielded net proceeds of $5,211,707.




                                      (v)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



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

NOTE 4 - EXTRAORDINARY ITEMS

           During the nine months ended December 31, 1997, in connection with reaching settlements with different vendors, note holders and other third parties, and in making revisions to estimates of certain accrued expenses, the Company recognized debt forgiveness income of $1,018,910. This amount represents the excess of obligations previously recorded over the amount of settlement with the respective creditors.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

           During the fiscal year ended March 31, 1995, the Company issued a convertible note for $300,000. The note provides for 10% interest per annum, and was payable on August 4, 1997. The note was converted into 104,348 shares of Common Stock during October 1997.

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

           In March 1997, the Company entered into a three-year employment agreement with its Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for an annual compensation of $96,000 and the payment of an annual bonus of up to 25% of base salary plus $24,000 through the term of the agreement, in consideration for past services rendered.

                                      (vi)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 7 - LEGAL PROCEEDINGS

           GRYNBERG MATTER
           Jack J. Grynberg v. Premier American Technologies Corp. and Steve Guzofsky. In March 1996, a complaint was filed in the District Court for the City and County of Denver, Colorado alleging common law fraud and violation of the Colorado Securities Act in connection with the plaintiff's 1992 investment in the Company. The plaintiff seeks rescissionary damages in the sum of $45,000, interest, costs and attorneys' fees. Punitive damages sought by the plaintiff, were struck by the court in an order dated March 6, 1997. The Company believes, based in part on its discussions with its litigation counsel, that it has meritorious defenses to these claims and it intends to defend the litigation vigorously. The Company has accrued an $88,300 expense at December 31, 1997 (which includes accrued legal costs and accrued interest costs) in connection with this litigation. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect.

           RUBIN MATTER
           Robert M. Rubin v. SpectruMedix Corporation et. al. On April 21, 1997, a complaint was filed in the Supreme Court of the State of New York alleging breach of contract. Specifically, the plaintiff alleges that the Company defaulted under a note issued to plaintiff in the amount of $175,000 (the "Rubin Note") and that the Company is liable and indebted to plaintiff in the principal amount of $175,000, together with interest thereon. In May 1997, the Company paid all amounts due under the Rubin Note and is no longer in default thereunder. The remaining issue in the case is whether, pursuant to a related agreement, the plaintiff is entitled to 152,174 shares of Common Stock or alternatively, $875,000. The Company believes, based in part on its discussions with litigation counsel, that is has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is in the initial stages, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition or results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel.

           OTHER
           In addition, substantially all of the Company's assets are encumbered by liens and security interests granted in favor of certain of the Company's creditors. A majority of the obligations that gave rise to such liens and security interests have been repaid with the proceeds of the Public Offering and the liens and security interests resulting therefrom are in the process of being released. Two parties have filed security interests, which are still outstanding, for obligations aggregating $120,000. In the event that any party holding a security interest should execute such security interest, the Company's assets could be subject to seizure. In such event, the Company would be materially adversely affected. In the event the Company should become party to any litigation relating to these obligations, the costs of defending against such claims could be substantial, and the Company could be materially adversely affected.


                                     (vii)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 8 - STOCK OPTIONS AND WARRANTS

           On April 20, 1992, four days after the Company's inception, the Company issued to its Chairman options to purchase 127,827 shares of Common Stock. The options have an exercise price of $.00115 per share, which was the market value of the Company's Common Stock on that date as determined by its Board of Directors. The options vested on the issuance date and expire on April 20, 2002. To date, none of the options have been exercised.

           The Company has issued options and warrants to purchase 136,522 shares of Common Stock, to consultants and noteholders at various dates through October 1995 exercisable at $2.88 per share, expiring at various dates through October 2000. To date none of the options and warrants have been exercised.

           On March 12, 1997, the Company adopted a Stock Incentive Plan (the "Plan"), which is intended to serve as a comprehensive equity incentive program for officers and employees in the Company's service, non-employee members of the Board of Directors, and independent consultants. A total of 500,000 shares of Common Stock have been authorized for issuance under the Plan. However, no participant may receive option grants or direct stock issuances for more than 100,000 shares in the aggregate per calendar year. On June 16, 1997, the Company granted options to purchase 217,403 shares of Common Stock under this Plan. These options are exercisable at the fair market value of the Company's Common Stock on the date of grant.

                                     (viii)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           DECEMBER 31, 1997 AND 1996



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

OVERVIEW

         During the period from April 1992 (inception) through June 1992, the Company was engaged in organizational activities, including negotiating agreements with the Bankruptcy Court in Harrisburg, Pennsylvania to lease, on a temporary basis, the assets and facilities of Nuclide Corporation ("Nuclide") and Measurement and Analysis Systems, Inc. ("MAAS"). In December 1992, via court order, the Company acquired the assets of Nuclide and MAAS. In April 1993, the Company acquired all the assets of LabData Corporation, subsequently known as Laboratory Software Associates ("LabData"), including an inventory of computer hardware and a complete line of data acquisition and instrument control software. Since June 1992, the Company has devoted substantially all of its resources to upgrade and improve the Company's existing line of instrumentation (Mass Spectrometers, Luminoscopes, etc.), electronic components and software and to initiate the Company's strategy of carving out new and commercially promising areas of application for its instrumentation and its scientific expertise and capabilities, as well as finding new technologies that lie within its technical purview for licensing and commercialization. The result of these efforts is the present availability for sale of a fully upgraded line of magnetic sector mass spectrometers, new and improved Luminoscope add-ons, and high-performance software for a variety of applications in the petrochemical, environmental and geochemical areas, among others. In addition, the Company has acquired (i) a license for a DNA Sequencer that is in the process of being brought to the commercial marketplace and (ii) an option for an instrument-intensive diagnostic technique that the Company believes will have significant consequences for the prevention and therapy of many diseases. As most of the Company's products are still under development, limited revenues have been derived from the sale of these products and the Company does not expect to receive substantial revenues from the sale of its products until at least 1999, at the earliest.

         The Company has financed its operations primarily through the private sale and issuance of equity securities and proceeds from an initial public offering (the "Public Offering") of equity securities during September 1997. The Company expects to enter into collaborative agreements for the financing of its research and development efforts and for the commercialization of its products. The Company was awarded a grant from the United States Department of Energy during September 1997 which will pay the Company $75,000 over a period of six months, subject to certain terms and conditions, and through December 31, 1997, grant proceeds of $51,680 have been received. However, no assurance can be given that the Company will obtain significant revenues from such grant.

         The Company has not been profitable since inception and had an accumulated deficit of $6,249,417 at December 31, 1997. Successful future operations depend upon the Company's ability to develop and commercialize its products. The Company will require additional funds to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.

                                      (1)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           DECEMBER 31, 1997 AND 1996


RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

         The Company had total revenues of $262,554 and $312,405 for the nine months ended December 31, 1997 and 1996, respectively. Revenues for both periods reflect sales from old product lines. To date, the Company has received limited revenues from the sales of products, and it does not expect to receive significant product revenue for several years, if at all. The decrease in revenues of $49,851, or approximately 16%, was due primarily to the increased focus of the Company on its various research and development, commercialization and fundraising efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

         Of the total revenues discussed above, revenues derived from the sale of the Company's services totaled $53,799 and $61,533 for the nine months ended December 31, 1997 and 1996, respectively. The decrease in service revenue was $7,734, or approximately 13%. This decrease was due primarily to the increased focus of the Company on its various research and development, commercialization and fundraising efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

         Research and development expenses increased 110% in 1997 to $598,341 from $284,383 in 1996, due primarily to increased expenditures for the Company's new licensed technologies. The proceeds of the Bridge Financing during the second half of the fiscal year ended March 31, 1997, enabled the Company to increase its research and development activities, which are dependent primarily on cash availability. The Company anticipates that research and development expenses will increase for fiscal year 1998 as a result of expenses relating to its option and research and development agreements with the University of California, Berkeley and its license agreement with Ames Laboratory/Iowa State University and the ability to fund such activities from the proceeds of the Public Offering.

         General and administrative expenses were $802,997 and $606,881 during the nine months ended December 31, 1997 and 1996, respectively, an increase of $196,116, or approximately 32%. Approximately 74% and 66% of general and administrative expenses for the nine months ended December 31, 1997 and 1996, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. The Company expects its general and administrative expenses to increase in the future as a result of further Company expansion.

         Interest expense of $131,751 and $133,610 for the nine months ended December 31, 1997 and 1996, respectively, resulted from borrowings. Interest expense increased primarily as a result of additional borrowings associated with the Company's recent financings and capitalized interest from previous borrowings. The obligations which caused such interest expense were repaid during September 1997 and October 1997.

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

         The Company had total revenues of $139,133 and $92,379 for the three months ended December 31, 1997 and 1996, respectively, an increase of $46,754, or approximately 51%. Of the total revenues, revenues derived from the sale of the Company's services totaled $16,257 and $15,746 for the three months ended December 31, 1997 and 1996, respectively, an increase of $511, or approximately 3%. The increase in total revenues was due primarily to the Company's ability to purchase parts and fulfill sales orders.


                                      (2)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           DECEMBER 31, 1997 AND 1996


         Research and development expenses increased 75% to $198,295 for the three months ended December 31, 1997 from $113,024 for the three months ended December 31, 1996. The increase was due primarily to increased expenditures for the Company's new licensed technologies.

         General and administrative expenses increased 43% to $344,541 for the three months ended December 31, 1997 from $240,382 for the three months ended December 31, 1996. This increase was attributable to payroll, payroll taxes, and professional and consulting services.

         Interest expense of $82,465 and $26,894 for the three months ended December 31, 1997 and 1996, respectively, resulted from borrowings. Interest expense during the three months ended December 31, 1997 decreased as a result of the repayment of borrowings with the proceeds of the Company's initial public offering during the second fiscal quarter.

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

         In July 1997, the Company renegotiated the terms of the Bridge Financing with its noteholders. Under the revised terms, one-half the face amount of the promissory notes ($805,000) was converted into warrants (the "Warrants") to purchase Units (each Unit consisting of Common Stock and one Redeemable Warrant). The Warrants to purchase 322,000 Units (16.1 Units multiplied by 20,000) are exercisable for four years commencing September 16, 1998 at an exercise price of $5.75 per Unit (the Public Offering price). The annualized effective interest rate on the promissory notes increased to approximately 330% as a result of this change and the maturity date of the remaining notes was extended to September 30, 1997. The outstanding principal and interest due under the promissory notes was paid in September 1997. As a result of this Bridge Financing restructuring, the Company realized an extraordinary gain from extinguishment of debt of $805,000 in the fiscal quarter ended December 31, 1997. Additional obligations of approximately $214,000 were also written off or otherwise settled during the nine-month period ended December 31, 1997. A portion of the proceeds of the Bridge Financing was used to expedite the commercialization effort on the DNA Sequencer and to complete the manufacture of the instrumentation prototypes for the diagnostic kinetics project. In addition to the purchase of materials for these projects, the Company has hired additional scientists and lab technicians. In addition to the sales of the Company's new products, the sales of the Company's current product lines are expected to continue and increase due to recent and future hiring of a dedicated sales force and the fact that the new product lines are expected to greatly stimulate the sales of core product instrumentation.

         The Company expects its cash requirements to increase in future periods. The Company will require additional funds to conduct research and development, pay various required license and milestone fees, establish third-party collaborations and market its products. The Company's capital requirements depend on many factors, including the status of the development of its products, obtaining manufacturing capabilities to produce its products in volume, prosecuting and enforcing its intellectual property rights, competing technological and market developments, and the ability of the Company to develop new collaborative and licensing arrangements.

                                      (3)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           DECEMBER 31, 1997 AND 1996


         The Company believes that the $5,221,707 net proceeds from the Public Offering (gross proceeds of $6,903,450 less related costs of $1,691,743) received during September 1997, will be sufficient to meet the Company's operating expenses and capital requirements for at least 12 months from the date hereof. The Company will attempt to raise any required additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources if and when available. There can be no assurance that any such additional funding will be available on favorable terms from any of these sources, if at all.

         In August 1994, the Company issued to Gross Foundation, Inc. ("Gross") a convertible promissory note in the principal amount of $300,000 (the "Note"). The Note accrued interest at the rate of 10% per annum and was due and payable on August 4, 1997. During October 1997, the Note was converted into 104,348 shares of the Company's Common Stock.


                                       (4)

                                  RISK FACTORS

         In addition to the other information contained herein, the discussion in this Quarterly Report on Form 10- QSB contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Report. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth elsewhere herein.

         HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred operating losses since its inception in 1992. At December 31, 1997, the Company had an accumulated deficit of $6,249,417. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company will need to either substantially expand the sales of its existing products and services or successfully develop and commercialize its new products to reach profitability. No assurance can be given that the Company will be able to accomplish either such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. The Company is dependent upon the proceeds of its initial public offering (the "Public Offering") to continue its operations. In addition, the proceeds of the Public Offering may not be sufficient to allow the Company to materially alter its reliance on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         UNCERTAINTY REGARDING COMPLETION OF LICENSES TO KEY TECHNOLOGIES. The Company's technologies under development in the area of diagnostic kinetics are the subject of an option held by the Company from the University of California, Berkeley. Such option specifies maximum royalty rates and milestone payments, which the Company deems reasonable. Although the option agreement entitles the Company to exercise its option and acquire an exclusive license to the underlying patents and technologies, no assurance can be given that the Company will be successful in securing such license or that the terms thereof will ultimately be deemed attractive for the commercialization of such equipment. The Company does not expect to exercise its option with the University of California, Berkeley until the second half of 1998, at the earliest.


                                      (5)

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

         NEW CONCEPT AND EMERGING MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE. The production of the DNA Sequencer, diagnostic kinetics instruments and other proposed products of the Company represents new manufacturing processes which are untested on a commercial scale. Although the Company believes that its technologies and products will, if ultimately commercialized, represent significant technological advances, demand for the Company's proposed products, all of which are based upon new designs, concepts and manufacturing processes, is subject to a high degree of uncertainty. Many potential customers of the Company, including original equipment manufacturers ("OEM") and commercial end users, may be reluctant to utilize or sell the Company's

                                      (6)
proposed products until a sufficient number of other OEMs and commercial end users have already committed to do so. The Company currently has limited marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market its proposed products. The Company's ability to generate revenues from the sale of its proposed products will be dependent upon, among other things, its ability to build an effective sales organization. In its limited marketing efforts to date, the Company has relied solely upon the efforts of its executive officers. If the Company is unable to market and distribute its products directly, the Company may have to enter into arrangements with others, such as joint ventures, licensing or similar arrangements or distribution agreements. Any such contractual arrangements may result in a lack of control by the Company over any or all of the marketing and distribution of such products and may increase its marginal costs. There can be no assurance that the Company will be able to formalize any marketing arrangements or that its marketing efforts will be successful.

         LIMITED MANUFACTURING EXPERIENCE AND CAPABILITIES; RISKS ASSOCIATED WITH EXPANSION OF MANUFACTURING OPERATIONS; POSSIBLE DEPENDENCE ON THIRD-PARTY MANUFACTURERS. The Company maintains limited manufacturing facilities and will need to expand such facilities to effectively manufacture its products on a profitable basis. Although certain members of the Company's management have manufacturing experience, the expansion of the Company's manufacturing facilities and capabilities will subject the Company to numerous risks, including unanticipated technological problems or delays. Such expansion will also require additional sources of capital, which may not be available on commercially reasonable terms, if at all. In the event that the Company is unable to expand its manufacturing facilities and capabilities, the Company may be required to enter into arrangements with others for the manufacture and packaging of its proposed products. There can be no assurance that the Company will be able to enter into any such arrangements on commercially reasonable terms, or at all, or that the Company will ever be able to establish the capability to manufacture its products on a commercial basis, in which case the Company's business, results of operations and financial condition would be materially adversely affected.

         ASSETS ENCUMBERED; POTENTIAL LITIGATION. Substantially all of the Company's assets are encumbered by liens and security interests granted in favor of certain of the Company's creditors. A majority of the obligations that gave rise to such liens and security interests have been repaid with the proceeds of the Public Offering and the liens and security interests resulting therefrom are in the process of being released. Two parties have filed security interests, which are still outstanding, for obligations aggregating $120,000. In the event that any party holding a security interest should execute such security interest, the Company's assets could be subject to seizure. In such event, the Company would be materially adversely affected. In the event the Company should become party to any litigation relating to these obligations, the costs of defending against such claims could be substantial, and the Company could be materially adversely affected.

         DEPENDENCE ON THIRD-PARTY SUPPLIERS OF RAW MATERIALS AND COMPONENTS; RELATIONSHIPS WITH SUPPLIERS, CREDITORS AND CUSTOMERS. The Company's existing and proposed products require high quality raw materials and components which the Company currently purchases and will continue to purchase from third-party suppliers. The Company believes that adequate sources of supply exist for all of the raw materials and components that it will need and that such items are available on commercially reasonable terms. Certain raw materials or components may, however, from time to time, be difficult to obtain and may cause production delays or require the Company to find alternate means of production. Thus, the Company's ability to manufacture its products will depend on its ability to establish and maintain commercial relationships with at least certain of such suppliers. The Company does not currently maintain supply agreements with any of its suppliers.

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

                                      (7)

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

         NEED FOR ADDITIONAL FINANCING. Based on the Company's operating plan, the Company believes that the net proceeds of the Public Offering, together with revenues from continuing operations, will be sufficient to satisfy its capital requirements and finance its plans for expansion for at least 12 months from the date hereof. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. After such time, the Company anticipates that it will require additional financing in order to meet its current plans for expansion. Such financing may take the form of the issuance of common or preferred equity securities or debt securities, or may involve bank financing. The Company may also be forced to enter into third-party licensing, manufacturing or distribution agreements to support its capital needs. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its product development and commercialization strategy and its operations would be severely and adversely affected.

                                      (8)

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

                                      (9)

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

         SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. 2,173,100 shares of the Company's outstanding shares of Common Stock are "restricted securities." 1,786,131 shares of such restricted securities will be available for sale pursuant to Rule 144 as described below commencing December 15, 1997, 92,610, 180,874 and 1,512,647 of which are subject to a 13-month,
12-month and 24-month, respectively, restriction against transfer commencing September 16, 1997. Another 386,969 shares may be sold pursuant to Rule 144 commencing January 1998, 7,828 of which are subject to a 13-month restriction against transfer and the remainder of which are subject to a 12-month restriction against transfer, both commencing September 16, 1997. The officers, directors and certain stockholders of the Company, who own an aggregate of 1,512,647 of the 2,173,100 above-referenced shares have agreed not to sell, assign or transfer any securities of the Company owned by them until September 16, 1999 without the prior consent of Patterson Travis, Inc., the underwriter of the Public Offering (the "Underwriter").

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

         EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. At December 31, 1997, there were outstanding stock options to purchase an aggregate of 127,827 shares of Common Stock at an exercise price of $0.00115 per share, stock options and warrants to purchase an aggregate of 306,962 shares of Common Stock at an exercise price of $2.88 per share, stock options to purchase an aggregate of 217,403 shares of Common Stock at an exercise price of $4.60 per share and outstanding warrants to purchase 322,000 Units at an exercise price of $5.75 per Unit. Except for warrants to purchase 73,562 shares of Common Stock issued to Gross Foundation Inc. and the warrants to purchase 322,000 Units, these options and warrants are subject to a 24-month lock-up restriction. The warrants to purchase 322,000 Units are subject to 12-month lock-up restriction. 174,000 of the shares issued to Gross Foundation, Inc. are subject to a 13-month lock-up restriction and the remaining shares are subject to a 24-month lock-up restriction. Each of the foregoing lock-up restriction periods commenced on September 16, 1997. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

         CURRENT PROSPECTUS AND STATE BLUE SKY REGISTRATION REQUIRED TO EXERCISE REDEEMABLE WARRANTS. The Company will be able to issue shares of its Common Stock upon exercise of the Redeemable Warrants only

                                      (10)
if there is then a current prospectus relating to such Common Stock and only if such Common Stock is qualified for sale or exempt from qualification under applicable state securities laws of the jurisdictions in which the various holders of the Redeemable Warrants reside. The Company has undertaken and intends to file and keep current a prospectus which will permit the purchase and sale of the Common Stock underlying the Redeemable Warrants, but there can be no assurance that the Company will be able to do so. Although the Company intends to seek to qualify for sale the shares of Common Stock underlying the Redeemable Warrants in those states in which the securities are to be offered, no assurance can be given that such qualification will occur. The Redeemable Warrants may be deprived of any value and the market for the Redeemable Warrants may be limited if a current prospectus covering the Common Stock issuable upon the exercise of the Redeemable Warrants is not kept effective or if such Common Stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the Redeemable Warrants then reside.

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

         NO ASSURANCE OF PUBLIC TRADING MARKET. Prior to the Public Offering, there was no established trading market for the Units, Common Stock and Redeemable Warrants and there is no assurance that a regular trading market for such securities on The Nasdaq Stock Market, or any other exchange, will be sustained in the future. Although the Company's securities are included on the OTC Bulletin Board, there can be no assurance that a regular trading market for the securities will be sustained in the future. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of the Units may be unable to resell the securities offered hereby at or near their original offering price or at any price. In the event the securities are not included on the OTC Bulletin Board, quotes for the securities may be included in the "pink sheets" for the over-the-counter market. See "--'Penny Stock' Regulations May Impose Certain Restrictions on Marketability of Securities."

         "PENNY STOCK" REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF SECURITIES. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market


                                      (11)
price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per security at any time, the Company's securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, such investors have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of stockholders to sell the Company's securities in the secondary market. See "-- No Assurance of Public Trading Market."


                                      (12)

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.  None.

Item 2.    Changes in Securities and Use of Proceeds.

           (a)    Change in Securities.

                  In June, September and October 1997, the Company issued an aggregate of 8,166 shares of Common Stock in payment of interest on a promissory note issued to one investor.

           (b)    Use of Proceeds.

                  The effective date of the Registration Statement (File No. 333-6650) for which this Statement is made is September 16, 1997. The Company has been assigned a CUSIP number of 84763K. The offering to which this statement relates (the "Offering") commenced on September 17, 1997, did not terminate before any securities were sold and, as of the date hereof, has not terminated. The managing underwriter of the Offering was Patterson Travis, Inc. Pursuant to the Offering, the Company registered (i) Common Stock, classified as an "equity" security, (ii) Units, classified as "other" securities and (iii) Redeemable Warrants, also classified as "other" securities. Each Unit consists of one share of Common Stock and one Redeemable Warrant to purchase one additional share of Common Stock. The Redeemable Warrants are exercisable at a price per share of $7.50 for a period of four years commencing September 16, 1998 and are subject to redemption by the Company at a redemption price of $0.01 per Redeemable Warrant upon 30 days' written notice given at any time after September 16, 1998 in the event that the market price of the Common Stock equals or exceeds $10.00 per share.

                  The Company registered and sold 1,200,600 Units for an aggregate price of $6,903,450. In connection with the Offering, the issuer allowed underwriting discounts and commissions of $690,345 and incurred aggregate expenses of $1,001,398, broken down as follows: a non-accountable expense allowance of $207,104, a consulting fee in the amount of $100,000 and offering expenses of $694,294. Net offering proceeds to the Company after deducting expenses were $5,211,707. Of the net proceeds, approximately $120,000 has been used to pay professional fees, approximately $1,620,000 has been used to repay indebtedness, including approximately $75,000 of indebtedness to officers and directors of the Company, and approximately $580,000 has been used towards repayment of accounts payable. The remaining proceeds are to be allocated as set forth in the prospectus (the "Prospectus") included in the Registration Statement. This use of proceeds does not represent a material change in the use of proceeds described in the Prospectus.

Item 3.    Defaults Upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.  None.

Item 5.    Other Information.  None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits.

                  The following documents are referenced or included in this report:

                  Exhibit No.
                  -----------
                  27               Financial Data Schedule.

           (b)    Reports on Form 8-K.

                  A Current Report on Form 8-K reporting a change in the Company's independent auditors was filed with the Commission on December 15, 1997.

                                      (13)

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                             SPECTRUMEDIX CORPORATION



DATED: February 10, 1998     By: /s/ JOSEPH K. ADLERSTEIN
                                 ------------------------
                                 Joseph K. Adlerstein
                                 President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)



DATED: February 10, 1998     By: /s/ BERNARD SONNENSCHEIN
                                 ------------------------
                                 Bernard Sonnenschein
                                 Treasurer, Secretary and Director
                                 (Principal Financial and Accounting Officer)




                                      (14)

                                INDEX TO EXHIBITS


         Exhibit No.      Description
         -----------      -----------

         27               Financial Data Schedule.


                                      (15)