Form 10KSB
period 1998-03-31
SPECTRUMEDIX CORP
filed 1998-06-29
CIK 1035451

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                          Commission File No. 000-22501

                            SpectruMedix Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                   25-1686354
 ----------------------------------------              -------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

        2124 Old Gatesburg Road,
       State College, Pennsylvania                            16803
 ----------------------------------------              -------------------
 (Address of principal executive offices)                  (ZIP Code)

                                 (814) 867-8600
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER TO SECTION 12 (b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER TO SECTION 12 (g) OF THE EXCHANGE ACT:

                        Common Stock, $0.00115 par value
--------------------------------------------------------------------------------
                                (Title of Class)

    Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

    Check if there disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenue for its most recent fiscal year. $341,813

    The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the Common Stock on the OTC Bulletin Board on June 15, 1998 was $20,590,389.*

    The number of shares of the Registrant's Common Stock outstanding was 3,515,214 as of June 15, 1998.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting are incorporated herein by reference into Part III of this Report.

---------------

    *Excludes 1,227,393 shares of the Registrant's Common Stock held by executive officers, directors and affiliated parties at June 15, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties that are described more fully in "Item 1 Risk Factors." While this outlook represents our current judgment on the future direction of the business, these risks and uncertainties are only some of the factors that may ultimately affect the success of SpectruMedix Corporation. Actual results may differ materially from any future performance suggested in this report.

THE COMPANY

      SpectruMedix is a U.S. company with a strong focus on medical and scientific technologies and associated instrumentation. It manufactures nearly the entire range of magnetic sector mass spectrometers, as well as other analytical instruments and software packages. SpectruMedix's existing instruments are characterized by their capacity to accurately detect minute traces of elements and compounds and to perform the compositional measurements for specific medical, biological, industrial, chemical, geological and scientific applications. Using its expertise in analytical instrumentation, the Company is engaged in three research and development programs to expand its product base. The first program, developed in part from research efforts conducted at the United States Department of Energy -- Ames Laboratories' Institute for Physical Research and Technology/Iowa State University ("Ames Laboratory/Iowa State University"), involves the development of a high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer") for the acquisition, analysis and management of complex genetic information. The second program, a result of initial research conducted at the University of California, Berkeley, involves the development of analytical instruments which utilize a process referred to as diagnostic kinetics to diagnose, monitor and assist in the treatment of serious diseases. The third program, a result of research conducted at the University of Pennsylvania Medical Center (the "University of Pennsylvania"), involves the development of a mass spectrometer for the rapid measurement of pulmonary function.

      DNA Sequencing. DNA sequencing has significant implications for medical, genetic and forensic science applications. In May 1995, the Company entered into an agreement with Ames Laboratory/Iowa State University pursuant to which the Company received an option to acquire an exclusive worldwide license to technology developed at Ames Laboratory/Iowa State University targeting the commercial development of the DNA Sequencer, which is capable of substantially increasing the rate of sequencing over the other commercially available sequencing instruments on the market today. In June 1997, the Company entered into an exclusive, worldwide licensing agreement regarding such technology. In addition to its sequencing speed, the Company believes that this technology may also offer significant reductions in the costs of operation of the sequencer and allow for recovery of samples. The Company has developed a laboratory prototype of this product and expects to complete its commercial development in 1998. In July 1997, R & D Magazine selected this technology to receive the R&D 100 Award recognizing it as one of the top 100 technical innovations of 1997.

      Diagnostic Kinetics. The Company has acquired an option to acquire an exclusive worldwide license to technology developed at the University of California, Berkeley that allows for highly sensitive detection and analysis of biological samples to determine the near real-time progression of disease and the effects of medical treatment on the synthesis, replication, inhibition and destruction of viruses, cancer cells and other molecules, cells and tissues contributing to disease. The Company is currently completing the construction of a high performance mass spectrometry-based instrument to be used in initial clinical testing of this technology. Initial disease targets for this technology include AIDS, cancer, cardiovascular disease and osteoporosis.

      Pulmonary Diagnostics. The Company, in collaboration with researchers at the University of Pennsylvania, is developing technology that is designed to enable the accurate and rapid assessment of pulmonary functioning. This method, known as the Micropore Membrane Inlet Mass Spectrometry ("MMIMS") method, is designed to detect impaired gas exchange associated with pulmonary disorders such as acute respiratory distress syndrome, pneumonia, asthma and emphysema. The new technique under development is expected to improve the existing testing method known as the Multiple Inert Gas Elimination Technique ("MIGET") by increasing the speed, accuracy and sensitivity required to assist physicians to make diagnosis and treatment decisions for pulmonary disease patients.

      Mass Spectrometers. The Company is one of a very small number of manufacturers worldwide to produce a broad line of magnetic sector mass spectrometers and believes it is the only U.S. manufacturer to have a nearly full line of magnetic sector mass spectrometers. In its core business, the Company serves a number of large commercial manufacturers, major oil companies (e.g., Shell International Exploration and Production B.V. Research and Technology Services), the Gemological Institute of America, Lockheed Idaho Technologies Company, various government agencies (e.g., the Smithsonian Institution and the Department of Fisheries and Oceans Institute of Ocean Sciences), major laboratories (e.g., Battelle Pacific North West) and numerous universities (e.g., University of Chicago, CNR Universita La Sapienza-University of Rome, Johns Hopkins University, Texas A&M University and Yale University). These core applications include existing products and products in research or development in each of the following areas:

                  Process Control Applications. The Company's process control applications determine (i) the composition of hydrocarbons and petrochemicals in refinery runs, (ii) the composition of metals in steel mills and non-ferrous smelters and (iii) the composition of intermediates and final products in the chemical processing, pharmaceutical and other industries.

                  Materials Science. The Company's high temperature mass spectrometer targets materials science, e.g., the study of ceramics and other high-temperature substances in order to determine the properties of such materials and substances and how these behave in high temperature environments.

                  Environmental Applications. The Company's environmental instrumentation determines and analyzes the pollutant levels in emissions and wastes (air, water and soils), assays water quality both in industrial effluent situations and in potable water reservoirs, wells and rivers, and performs a range of soil analyses (e.g., pesticides, fertilizers and seepage of various effluents).

                  Services. The Company provides a range of services, including systems maintenance, remanufacturing and equipment refurbishing, for a variety of mass spectrometers.

      Luminoscope. The Company's luminoscope, a fine scale instrument, performs analyses on a variety of solid samples such as CVD diamond, synthetic and natural diamonds, gemstones, glass, ceramics, petroleum-bearing rock formations and particles in oils and lubricants.

      The new technologies being developed by the Company are in the research and development stage, and to date the level of sales achieved by the Company's existing products has been limited by factors which include limited capitalization and little or no active sales and marketing efforts. Although the Company intends to expand its sales in these areas, its principal effort will be to complete the development of and commercialize its new technologies. There can be no assurance that the Company will develop meaningful levels of sales or profitability in the foreseeable future.

BUSINESS STRATEGY

      Development of New Products and Technologies. Many of the Company's product candidates are the result of research by academic institutions into new applications of and methodologies involving the Company's fundamental products. The Company's acquisition of the DNA Sequencer and the diagnostic kinetics and pulmonary diagnostics technologies are the result of academic institutions having previous knowledge with SpectruMedix and its high performance instrumentation. The Company intends to continue to leverage the expansion of its product line through the development of innovative technologies which build upon its core product line.

      Research Affiliations. SpectruMedix is dependent upon its relationships with research universities and laboratories including Ames Laboratory/Iowa State University, the University of California, Berkeley and the University of Pennsylvania for the expansion of its product line. The Company intends to maintain sponsored research arrangements at such institutions and at other research institutions to support the Company's own research and development efforts.

      Service Commitment. The Company prides itself in providing high levels of service and maintenance and very rapid service turnaround time. Management intends to continue and expand the scope and dimension of its service credo to ensure such coverage for all of its instrument lines in the future.

      History of Quality. SpectruMedix has built upon a long-standing reputation in the academic, scientific and commercial marketplaces. Its objective is to take instruments that are well known for their reliability, speed and accuracy and move them into the 21st century through the addition of proprietary software, electronics and mechanical innovation and the licensing of proprietary new add-on technologies.

      Redesign Efforts. The Company is taking advantage of a growing demand for its products in the fields of medical diagnosis, oil exploration, new materials analysis, quality control, process control and pollution monitoring. The Company has invested the better part of three years to completely redesign the core instrument line from the ground up, including all electronic and most mechanical components.

PRODUCTS AND TECHNOLOGIES UNDER RESEARCH AND DEVELOPMENT

      SpectruMedix has optioned or licensed several new technologies which are complementary to its core instrumentation business and which the Company expects will support its future growth. These include:

      DNA Sequencing. DNA sequencing has significant implications for medical, genetic and forensic applications. In May 1995, SpectruMedix entered into an agreement with Ames Laboratory/Iowa State University pursuant to which the Company received an option to acquire a worldwide license to a fully automated DNA Sequencer. The Company completed an exclusive license agreement with respect to this technology in June 1997. The Company has developed a laboratory prototype of this product and expects to complete the commercial development of this product in 1998.

      DNA is the chemical material in living organisms that is responsible for everything within the organism concerning the reproduction, maintenance, repair and (some argue) the general behavior of a given individual. It is the genetic code that defines the physical characteristics of every plant, animal, fungus, bacteria and virus species presently known. At the molecular level, DNA appears as a ladder-like structure. Two ribbons of sugar molecules, positioned side-by-side, are cross-linked at regular intervals along their length. The rungs of the ladder represent the actual genetic code and the outer sugar molecules are believed to be merely physical supports to keep the cross-linked ladder rungs in order. Each rung of the DNA ladder is composed of two molecules called base pairs. Only four specific molecular bases are used to make the DNA cross-links: Adenine, Thymine, Cytosine and Guanine, abbreviated A, T, C and G. The molecules themselves are described in chemical terms as bases (i.e., the opposite of acids), and the term "base," or "base pair," is used to describe the DNA molecules without specifying A, T, C or G.

      The search for the genetic sequence of living organisms has been an active sphere of research since 1953, when the scientists James Watson and Francis Crick published the discovery that DNA was in fact two cross-linked molecular strands in the shape of a helical ladder. The complete DNA sequence for an organism is called the Genome. While the search continues for identifying the genetic sequence of many commercially significant plants and animals, the search for the sequence to the Human Genome is arguably the greatest topic in biological research today. The greatest problem facing these scientists is the sheer scope of the task; the Human Genome can be described as a single string of molecular computer code that is three billion characters long.

       Since the inception of the Human Genome Project, there have been substantial increases in speed and great reductions in the cost of dealing with the large amount of information that constitutes the Human Genome. Over the past five years, significant progress has been made to map the Genome, i.e., to provide a guide to the various pieces of DNA comprising the Human Genome. There is therefore added urgency to start large scale sequencing to further decipher and to make use of these physical maps.

      DNA Sample Preparation. The native DNA ladder scheme is first separated along the long axis of the molecule (see Figure 1), yielding a "single strand "sequence of DNA bases tethered along a single sugar backbone. The single strand is chemically modified to obtain the fragment series as illustrated in Figure 1. The resulting DNA pieces include a small tag molecule at one end of the strand. This tag will fluoresce (emit light) when it is irradiated with a laser. The color of the laser light is different from the tag fluorescence light, so it is possible to tell them apart. In order to discern between the four possible bases, each base type reacts exclusively with one of four possible tags in the solution. The different tags fluoresce different colors, acting as a color-code, and the four types of bases can thus be identified. The fragments correspond to a series of DNA pieces that increase in length by one molecule character (C, T, A or G). Only the last base on the tail end of the strand is tagged. This is important because it means that the signal detected by the instrument is specific to the last base on the strand, and the rest of the strand is invisible to the detector. The significance of keeping the strand length will be illustrated below. The sample preparation, from the bulk raw material to the fluorescent-tagged DNA series, is performed by laboratory personnel, and is the precursor to using the Company's DNA Sequencer. The task at hand for the instrument is to identify, in order, the individual bases that appear along the DNA strand.

      [DIAGRAM OF THE DNA STRUCTURE, PREPARED FRAGMENT SAMPLES, AND RESULTING DATA FORMAT]

      FIGURE 1. Illustration of the DNA structure, prepared fragment samples, and resulting data format.

      Currently Commercially Available DNA Sequencer Instrumentation: Gel Electrophoresis. The general separation method employed by the SpectruMedix instrument, as well as most of the other instruments available from competitors, is electrophoresis (the movement, under the influence of an electrical field, of electrically charged particles suspended in a fluid). The older of the two most common instrumental applications employing electrophoresis is by using a plate of conductive, solid-like gelatin material as the sample solution. At one end of the plate, the sample is injected into the gel. When an electric field is applied across the gel, the molecules migrate across the gel. The smallest fragments migrate the greatest distance for a given time and voltage. If all of the charged molecules have the same polarity, it is possible to place the initial samples at one end of the plate, and use the entire plate for the separation. The technique works very well, and has been employed for a wide range of analytical samples. To obtain the final data, the voltage is applied across the gel for a given period of time, and then removed. The separated DNA fragments are separated across the plate according to their size, and the entire plate is scanned with the laser. The fluorescent tags, corresponding to each of the four possible bases, are observed by a secondary light detector.

      This instrumental design poses several fundamental problems: (i) the technique is mechanically cumbersome; (ii) the gel material is short-lived, requiring the slabs to be made immediately prior to their use; (iii) the gel material is prepared from a monomer compound that is a highly dangerous neurotoxin which requires specialized handling and disposal methods; (iv) due to the dense solid-like nature of the gel material, the migration times of the DNA fragments are very long, and thus the process is very slow; (v) slab gels can only maintain comparatively low (e.g., 5,000 Volts) voltage loads as greater voltage causes overheating and destroys the gel integrity (the greater the voltage an electrophoretic instrument can safely handle, the faster the analysis rate); (vi) the technique is not well-suited for automation or integration with existing robotic-based preparation techniques commonly found in biological laboratories, due to the incongruity of the hardware associated with each system, e.g., gel electrophoresis instrumentation does not utilize the microtiter wells universally associated with DNA preparation; and (vii) the limit to the available space on the slab means that the slab is capable of only a limited number of "side-by-side" runs. Because of these fundamental problems with the slab gel technique as an analytical method, a maximum sequencing rate of approximately 500 bases per hour is achieved.

      The SpectruMedix DNA Instrument: the ESY9600 Multiplexed Capillary Electrophoresis DNA Sequencer. The method employed by the Company's DNA Sequencer is in principle the same as that described for the slab gel technique. Instead of using slabs of gel, however, the material is placed into a tube. The tube, or capillary, is composed of a non-conductive glass, roughly three feet in length(See Figures 2 and 3). Furthermore, the tube is very thin in size, with an outer diameter of
0.006 inches (150 microns) and an inner diameter of roughly 0.003 inches (75 microns). A reasonable analogy would be a three-foot long hollow tube the thickness of sewing thread. The tube is filled with SpectruMedix's proprietary (patented) gel material, and a very small volume of the DNA sample solution is introduced at one end of the capillary (see Figure 2). In order to apply a voltage across the capillary (the gel material is conductive), each end of the capillary is immersed in a container of salt solution, along with the power supply electrodes. In response to the voltage, the charged fragments migrate through the gel matrix, from one end of the capillary to the other. The fragments separate according to their size while traveling through the capillary.

      [DIAGRAM OF CAPILLARY ELECTROPHORESIS SETUP, SINGLE LANE SHOWN]

      FIGURE 2. Capillary electrophoresis setup, single lane shown.

      A significant difference between slab gel electrophoresis ("SGE") and capillary gel electrophoresis ("CGE") is the method of detection. In the SGE case, the sample is injected onto the gel plate, the voltage is applied for a given amount of time, and then the voltage is removed and the entire gel plate is scanned with the laser for analysis. Using SpectruMedix's CGE technique, because the sample is now in a thin tube, the analysis is performed "on the fly" with a light detector or camera. As the separated fragments pass through the capillary, they pass through a region that is irradiated with laser light, and the subsequent fluorescence is measured by the light detector. The data is presented in a plot of light color versus the migration time of the fragments. Because each fragment length exists in the sample solution, the bases are identified in order, as a function of how long it takes for them to reach the laser/detector region (see Figure 2). Several advantages exist with such a setup, as compared to the slab gel technique: (a) less gel material, sample volumes and reagents are used for each analysis and (b) the issue of resistive heating is greatly reduced, since the cross-sectional area of the 0.006 inch diameter capillary is considerably less than a 10 x 0.25 inch gel plate. Because less heat is generated, an added advantage is the ability to apply a much greater voltage to the system. Greater voltages result in shorter analysis times. The ESY9600 system can apply 15,000 to 30,000 Volts across the capillary tube. This in effect reduces run times from hours in the SGE case to minutes in the SpectruMedix CGE instrument. Samples may be continuously run, and the entire analytical procedure is computer controlled.

      [DIAGRAM OF THE SPECTRUMEDIX ESY9600 MULTIPLEXED 96-CAPILLARY ELECTROPHORESIS DNA SEQUENCER]

      FIGURE 3. The SpectruMedix ESY9600 Multiplexed 96-Capillary
Electrophoresis DNA Sequencer.

      The SpectruMedix sequencer surpasses current technology by, among other things, increasing the number of capillaries that are used simultaneously and by simplifying the construction of the instrument through keeping both the laser light source and the detector stationary. The SpectruMedix ESY9600 couples the latest technology in simultaneous fluorescence and detection of 96 discreet capillary lanes with proven CGE base calling accuracy (see Figure 3). A straightforward capillary array configuration allows the introduction and analysis of 96 individual DNA samples, with multiple runs possible via two computer controlled eight-tray carrousels. These are multiple-tray holders which allow for pre-loading the DNA samples and buffers necessary for each of several runs and then having the instrument's computer control all instrument functions automatically without further operator intervention. For increased compatibility with many preparative processes already present in the lab, the samples are handled by the ESY9600 in standard, commercially available 96-well microtiter plates. Samples may therefore be prepared and analyzed in the same container, reducing the possibility of cross contamination and sample loss. The Company is also introducing a fluid gel matrix capable of increased DNA fragment resolution, at increased sample migration speeds. The less viscous nature of the gel matrix compared to currently available instruments also allows the capability of flushing out consumed matrix for fresh gel as part of the automated instrument sequence, and complete capillary column reconditioning between each sample series run. This means multiple runs with no capillary memory effect or degradation in resolution, i.e., 96 lanes for simultaneous analysis. In July 1997, R & D Magazine selected the ESY9600 Multiplexed Capillary Electrophoreses DNA Sequencer to receive the R&D 100 Award recognizing it as one of the top 100 technical innovations of 1997.

      Diagnostic Kinetics. Sophisticated detection of compounds allows for a variety of biomedical applications associated with diagnosis of specific diseases and medical conditions, including an application being developed by SpectruMedix that may accurately and almost instantaneously measure the biological process of a disease and the therapeutic efficacy of a drug in an individual patient. Measuring in real time the basic biochemical transformations responsible for a disease (e.g., the rate of cancer cell proliferation) or the effect of a medical treatment on such biochemical processes (e.g., the effect of anti-retroviral therapy on the rate of T lymphocyte destruction by the human immunodeficiency virus ("HIV")) is referred to as diagnostic kinetics. The fundamental difference between diagnostic kinetics and almost all other current diagnostic modalities is the addition of the dimension of time. Current laboratory tests are static: concentrations or amounts are measured at an instance in time. For example, a clinician measures the number of t-cells or HIV virions in the blood, the amount of calcium in bone or the concentration of cholesterol in plasma. Kinetics allows scientists to measure dynamical processes and thus true biochemical rates over a period of time. Examples of kinetic measurements include the rates of t-cell destruction, viral replication and bone breakdown.

      In December 1994 the Company began discussions and in March 1995 informal collaborations with scientists at the University of California, Berkeley to develop an ultra-high performance mass spectrometer instrument designed to perform diagnostic kinetics and to bring patents and inventions involving diagnostic kinetics to market.

      A number of instrumental advances have occurred in the field of mass spectrometry over the past five years which now make possible the level of accuracy and precision (reproducibility) required to make diagnostic kinetics measurements. The current generation of mass spectrometers was not designed for quantitative analysis of this type, however, because most previous applications did not demand quantitative accuracy of isotope ratios. In contrast, diagnostic kinetics applications require not only precision (reproducibility) but also quantitative accuracy. Dynamic testing has therefore been restricted to a few research laboratories.

      For the purpose of rapidly initiating the clinical trials, SpectruMedix is presently completing an advanced magnetic sector mass spectrometer having the stringent specifications required to effectively perform the analyses inherent in the successful implementation of diagnostic kinetics. SpectruMedix recognizes that the vast clinical market would be better served by instrumentation that is both less expensive to acquire and operate as well as less complex in operation, more "user-friendly" as it were. For this purpose a two-pronged approach is planned: first the simplification, miniaturization and streamlining of the existing magnetic sector instrumentation and, alternatively and in parallel, the application and hybridization of other analytical techniques to achieve equivalent quality and quantity of data acquisition and analysis, but at a far lower cost and in a simplified and routine fashion.

      Full development of this technology still entails certain technical challenges, particularly in the area of working with such minute quantities of cellular material and drug substance. To be functional, the equipment requires high levels of sensitivity and the ability to measure isotope ratios accurately.

      The objective of this technology and the Company's collaboration with the University of California, Berkeley is to alter the diagnosis and management of and therapeutic approach to a number of common diseases, including AIDS, cancer, heart disease, osteoporosis and others, by providing the physician with the capability to measure directly the biological process of a disease in real time (e.g., is bone being deposited or broken down in the osteoporosis patient, is a tumor cell or the AIDS virus replicating at the present time in the cancer or AIDS patient). By having a window into the underlying dynamics of these diseases the physician and researcher may be able to rapidly assess the progress of the disease and, most importantly, the effectiveness of treatment in an individual patient without having to wait for an indirect and often distant end-point to occur (e.g., bone fracture, immunodeficiency, cancer cell spread, death). One example of the use of such an instrument and approach is in the field of AIDS treatment. Currently, the degree of immune damage in AIDS is typically measured through CD4 t-cell counts and the activity of viral replication is assessed by the number of virus particles in the blood (the viral load). The former has been likened to how far the disease has traveled and the latter to how fast it is moving. But the measure of true interest is the rate at which CD4 t-cells are being destroyed by the virus and the rate at which progenitor t-cell reserves are being depleted. These dynamic processes are responsible for deletion of key clones in the CD4 defense repertoire and for the ultimate failure of reserves that leads to immune collapse. Unfortunately, these dynamic processes are not reliably reflected by static measurements. For applications in the field of AIDS, the approach of the Company and the University of California, Berkeley is to focus on the actual proliferation and destruction rates of t-cells and the actual replication rate of HIV virons. This ability to quantify the actual rate of t-cell proliferation and destruction of HIV replication could transform the way that HIV is treated -- when drug treatment is started, when it needs to be modified, what doses are necessary and sufficient and when new modalities need to be considered.

      In the field of cancer treatment, oncologists similarly desire to select the chemotherapeutic drug that best addresses the tumor in question on a patient-by-patient basis. A long-standing goal of oncologists has been to be able to individualize cancer treatment in the same way that antibiotic sensitivity testing is used in infectious diseases. But growth of a patient's cancer cells outside of the body to establish its drug sensitivities has been unsuccessful for a number of reasons (e.g., the environment in a test tube does not reflect the key local factors influencing the tumor's behavior in the body). The diagnostic kinetic approach, if successfully developed by the Company, would allow oncologists to measure cancer cell replication activity (disease activity)and its sensitivity to various chemotherapeutic agents (disease response) over the course of a few days' trial. Oncologists could then tailor treatments to individual patients' responses.

      The technology may also have applications in cancer risk assessment. Here, the instrument would identify individuals at high risk for cancer by virtue of high "proliferative stress" (i.e., the rate at which cells in tissues such as breast, lung or colon proliferate), which is perhaps the greatest risk factor for development of cancer. Most cancer prevention strategies focus on reducing proliferative stress by intervening with, among other things, hormones and modified diet. However, because existing technology does not enable clinicians to measure the level of proliferative stress in affected tissues, these prevention strategies have in essence had to "fly blind." Direct kinetic measurements would allow for individuals at risk to be identified, for the most effective prevention(s) to be applied and even for more efficient preclinical and clinical testing of new pharmaceutical agents.

      The Company has entered into a Sponsored Research Agreement and an exclusive Option Agreement with the University of California, Berkeley pursuant to which the Company is funding ongoing development of this technology and has the option to obtain an exclusive worldwide license to certain patents and inventions relating thereto.

      Pulmonary Diagnostics. The Company, in collaboration with researchers at the University of Pennsylvania, is developing technology that is designed to enable the accurate and rapid assessment of pulmonary functioning. The method, known as MMIMS, improves upon the measurement of information using the MIGET testing technique, developed in 1974. MIGET detects impaired gas exchange associated with pulmonary disorders such as acute respiratory distress syndrome, pneumonia, asthma, and emphysema. Because the previous method of making the MIGET measurements was tedious and time-consuming, however, the technique was used only in a few laboratory research settings. The MMIMS instrumentation under development is expected to allow the measurement to be made more accurately, more rapidly and with greater sensitivity.

      The previous method of making the MIGET measurements required 20 to 40 milliliters of blood and completed measurements in approximately four hours. MMIMS, on the other hand, is expected to require approximately two milliliters of blood and complete the measurements in less than 10 minutes. MMIMS is based on the diffusion of blood gases through a polymer membrane to directly measure the partial pressure of the gases in the blood.

      The MIGET method measures the retention and excretion of a series of infused inert gases covering a wide range of blood solubilities. The technique is expected to allow for the determination of the distribution of pulmonary ventilation/perfusion ("V/Q") ratios of a patient. With this knowledge, MIGET provides detailed information about the mechanisms of a patient's impaired lung oxygen and carbon dioxide exchange. The ability to measure lung function routinely is expected to allow a physician to provide a pulmonary disease patient with a more accurate diagnosis, to select the optimal treatment, and to quickly determine the efficacy of the prescribed medical therapy.

EXISTING PRODUCTS AND SERVICES AND EXPANSIONS THEREOF

      SpectruMedix's current revenue originates from five areas: magnetic sector mass spectrometer products, Luminoscopes, electronic components, data acquisition and analysis software, and various services including retrofitting, remanufacturing and maintenance.

      In its core business, the Company serves a number of large commercial manufacturers, major oil companies (e.g., Shell International Exploration and Production B.V. Research and Technology Services), the Gemological Institute of America, Lockheed Idaho Technologies Company, various government agencies (e.g., the Smithsonian Institution and the Department of Fisheries and Oceans Institute of Ocean Sciences), major laboratories (e.g., Battelle Pacific North West) and numerous universities (e.g., University of Chicago, CNR Universita La Sapienza-University of Rome, Johns Hopkins University, Texas A&M University and Yale University).

      Mass Spectrometers. Mass spectrometers are scientific instruments capable of determining the composition of matter with great precision, whether it be a solid, liquid, gas or plasma. Mass spectrometers identify a sample by analyzing its component atoms and molecules, on the basis of atomic weights or "masses." The required sample size is infinitesimally small and the analysis therefore qualifies as "nondestructive." For example, a one microgram (10-6 gram) sample is considered a large sample and femtograms (10-15 gram) are frequently measured.

      Magnetic sector mass spectroscopy technology was developed in the early 1900s. It employs electron and ion beam optics, magnetic fields, a high vacuum environment, advanced electronics and advanced software to accurately describe the composition of a sample.

      Analysis using a magnetic sector mass spectrometer begins by converting the sample to be analyzed into a gas. A portion of the sample is "ionized" in a source region by one of several processes (electron bombardment, chemical ionization, laser desorption, etc.) depending on the information required. The ions formed are separated into component species on the basis of mass/charge ratio by the analyzer and either brought successively to a single detector for measurement (spectrometer) or, for more stringent measurement needs, detected simultaneously at different locations with multiple detectors.

      Eighty-three naturally occurring elements and over 24 man-made elements exist on the Earth. Including isotopes, however, there are 283 naturally occurring nuclides. In addition, at present, there are over 1,800 synthetic short-lived radioactive nuclides. Nuclides are atoms that have a particular number of protons and neutrons in their nucleus. For example, all atoms with 20 protons are known as the element calcium. The nuclides with 20, 22, 24 and 28 neutrons each are different isotopes of calcium known as calcium 40, 42, 44 and 48, respectively, The isotope number is arrived at by adding the number of protons (always 20 for calcium) to the varying number of neutrons. Isobars are isotopes of different elements which have the same integer mass by adding or subtracting numbers of neutrons. For example, calcium-40 has 20 protons and 20 neutrons while potassium-40 has 19 protons and 21 neutrons. However, their atomic weights are slightly different: 39.9773 for calcium-40 and 39.9753 for potassium-40. Mass spectrometers measure these small differences to determine the elements present in a sample.

      Since mass spectrometers separate ionized particles of matter on the basis of mass, they can also separate molecules and free radicals (particles composed of more than one atom). The state of matter of these compounds or elements is irrelevant so long as the sample can be vaporized and introduced into a high vacuum chamber. The ions formed are separated into component species by the analyzer on the basis of their mass-to-charge ratio and either brought to a detector for measurement (spectrometer), or detected with a photographic plate (spectrograph) or a solid state detector array. The detected components can be amplified for display on a computer monitor or a strip chart recorder.

      Magnetic sector mass spectrometers are used in such applications as monitoring of pollutants and pollution levels, petrochemical analysis, environmental fingerprinting, biomedical monitoring, analysis of soils, plants, fertilizers and foods, analysis and characterization of semiconductors, nuclear reactor monitoring, nuclear fuel accountability, geological age determinations, and determination of purity levels in medicine, pharmaceuticals and metallurgy. Major customers for the Company's mass spectrometers include Battelle Pacific North West, the

University of Chicago, CNR Universita La Sapienza -- University of Rome, the Department of Fisheries and Oceans Institute of Ocean Sciences, Johns Hopkins University, Lockheed Idaho Technologies Corporation, NASA Lewis Research Center, Texas A&M University and Yale University.

      Key applications for mass spectrometers include: (i) environmental testing and monitoring, including monitoring of air pollution levels, water purity, recirculated atmospheres (such as in submarines, spacecraft and mines), air quality in private residences and offices, and pesticides in the soil, rivers and well water; (ii) geologists routinely use mass spectrometers for such tasks as determining the age of rocks and meteorites, computing the temperatures in ancient oceans, and studying the composition of gases in rock formations; (iii) the metallurgical industry has the need for an instrument that can perform several analyses simultaneously, such as testing a sample for the presence of hydrogen, carbon, nitrogen and oxygen, and for the concentration profiles of these elements; (iv) SpectruMedix's mass spectrometers have many applications in materials science, ranging from the analysis of semiconductor substrates to corrosion analysis of structural materials to the analysis and eventual synthesis of new-high-temperature materials, etc.

      Luminoscope. The Luminoscope is a fine-scale analytical device used to determine, in a nondestructive manner, the composition and structure of solid samples. The Luminoscope consists primarily of a small vacuum chamber fitted with an electron "gun" that is capable of producing a beam of energetic electrons of up to 30KV. When this beam bombards a sample in the vacuum chamber, luminescence and/or X-rays are produced. The output is studied either visually with a microscope or with various photon and X-ray sensors. The image defines the composition and structure of the material.

      In its traditional field of application, petrology, the Luminoscope has proven valuable in studies of compositional zoning, secondary crystallization, exsolution, intergrowths, fracture filling, radiation halos, organic remains, delineation of cementation stages and cementation of sand stones and shales. Another application for the Luminoscope is gemstone determination, where the analysis technique must be truly nondestructive. To determine whether a diamond is genuine or whether it has been artificially altered by one of several recent processes which removes the value-reducing defects, or perhaps is a synthetic diamond grown in a laboratory, a Luminoscope is, the Company believes, the best available method. The Luminoscope easily identifies the telltale signs of the synthetic growing process.

      Similarly, substantive research at a European research facility has demonstrated that the Luminoscope is an effective and practical instrument in analyzing CVD diamond. This is a form of synthetic diamond that the Company believes will be the principal semiconductor material in the future, as well as a linchpin of the next generation of machine tools, natural resource (e.g., oil and natural gas) drilling equipment etc. The Luminoscope performs better than other more expensive instruments (i.e., scanning electron microscopes). The Company believes that in many manufacturing processes, a Luminoscope can be used for quality control, to assess the purity and thus commercial viability of nonmetallic substances such as glass, ceramics and present-day semiconductors.

      SpectruMedix has developed three computer-based Luminoscope add-ons: (i) a Spectrophotometer System to provide a spectral analysis of the cathodo-luminescent emission, which is useful for process and quality control of CVD diamond manufacturing operations, the ceramics manufacturing process, the glass manufacturing process and the analysis of gemstones to determine whether they are natural or synthetic; (ii) an Energy Dispersive Spectrometry ("EDS") X-Ray Analysis System which allows the Luminoscope to perform elemental analyses of unknown solids, e.g., the analysis of particles detected in the hydraulic fluids of automotive systems; and (iii) a Digital Image Storage System which provides an efficient means of storing and retrieving cathodo-luminescent images along with operating conditions and personal notes.

      Electronic Components. The Company regularly enhances the electronic components of its instruments and makes these upgrades available to customers. The upgrade process consists of replacing plug compatible modules and is usually done by the customer.

      Services. Services offered by the Company include retrofitting, refurbishing, instrument repair and adjustment. Such services are a source of cash flow and provide name recognition in the marketplace.

RESEARCH AND DEVELOPMENT

      The Company's research and development efforts currently are focused on the completion of the prototype for the Company's DNA Sequencer, the development of its diagnostic kinetics technologies and the development of a mass spectrometer for its pulmonary diagnostic technology. As of March 31, 1998, the Company had 12 full-time employees engaged in research and development. Expenditures for research and development, net of grants received, in the fiscal years ended March 31, 1997 and 1998 were $550,620, and $1,279,959, respectively. The Company believes that its continued success will depend in part upon its ability to enhance its existing products and to develop and introduce new products and features to incorporate new technologies and meet changing customer requirements and emerging industry standards on a timely and cost-effective basis. Accordingly, the Company currently intends to continue to devote a portion of its resources to research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

      All of the Company's sales and marketing to date has been conducted on a part-time basis by one or two SpectruMedix employees. Although the Company has engaged in limited field sales calls and no direct marketing, the Company has achieved sales of over $3 million since its inception in April 1992. The Company believes that it could increase its sales significantly with a full time sales and marketing force. In particular, over approximately the next 24 months, the Company's sales and marketing objectives include: (i) establishing a professional sales force with a record of performance, led by a proven, established and highly competent national sales manager; (ii) seeking strategic alliances with one or more large producers/ distributors of analytic instrumentation as a means to market and service its instruments; (iii) making prominent appearances at a number of trade and industry shows, including the Pittsburgh Conference on Analytical Chemistry and Applied Spectroscopy ("PittCon"), conferences of the Geological Society of America and the American Society of Mass Spectrometry, and any other appropriate trade and industry shows; (iv) dedicating resources to the government bidding process due to government policy which gives preference to U.S. firms; (v) completing and maintaining a demonstration laboratory where prospective customers can bring samples and evaluate the Company's instruments; and (vi) vigorously advertising the Company's products and capabilities in a selected array of media venues as well as engaging in carefully crafted public relations campaigns to optimize beneficial exposure both nationally and internationally.

COMPETITION

      DNA Sequencers. Competition in the market for DNA sequencing technology is rapidly evolving and is characterized by major universities and research centers, large organizations with significantly more financing than the Company, and a large number of smaller instrument, software and genomics companies that are developing complete, or components of, DNA sequencing equipment. Although the Company believes that its technology will compete favorably with the approaches being taken by such third parties, there can be no assurance that the superior funding or experience levels of such competitors will not materially and adversely affect the Company's own development and commercialization efforts.

            Current Technology. The primary commercially-available, semi-automated DNA sequencer, the ABI377, is manufactured by the Applied Biosystems Division of Perkin-Elmer ("ABI"). This slab gel-based technology is capable of running 96 lanes of DNA samples of 400-450 bases in four hours. While this device is billed as an automated system, the Company believes that the ABI377 is labor-intensive for gel and sample preparation and requires highly skilled operators. In addition, the ABI377 allows only a single run of 96 lanes, after which the instrument must be reset. Other companies involved in this area include Beckman Instruments, Fisons Scientific Equipment and Pharmacia Biotech.

            Other Electrophoresis-based Research and Development. Other instrument configurations are currently being investigated as alternatives to both the ABI377 and the ESY9600. One such multi-capillary device being developed by Molecular Dynamics, Inc. (the "MD device") employs a single scanning detector that "looks" at each single capillary in the array in sequence. The system has been in the later stages of development for at least the last two to three years, and commercial release has been postponed within that time. The Company believes that the

ESY9600 is superior to the MD device because (i) the single detector of the MD device can accurately scan a relatively low maximum number of capillaries before the detector must return to its starting position to monitor the first capillary and (ii) the capillary/detector system of the MD device is considerably more complex than that of the ESY9600, with moving parts and timing issues not observed in the ESY9600. The release date for the commercial version of the MD device is unknown.

      In May 1998, ABI announced the anticipated commercial release in early 1999 of a new 96-capillary DNA sequencer (model number 3700) that is expected to significantly outperform its model ABI377 slab gel systems. Since the date of the initial release by ABI, no additional information has been provided by ABI, and no details associated with instrument design, function or performance are available from public sources. It is not possible, therefore, to supply any reasonable comparison between the SpectruMedix DNA Sequencer and ABI's expected new product.

      In the last two to three years, other capillary electrophoresis-based technology companies (e.g., Seurat Technologies) have been reported to be in initial stages of development. However, no progress reports, either released from the companies themselves or in trade publications, have been forthcoming and the status of these devices is currently unknown.

            Technology Under Development. Various technologies have been under development to sequence DNA. These include: (i) single-molecule sequencing, where the bases are clipped off one at a time and read with respect to their color labels, a technology which depends on several separate revolutionary breakthroughs in enzymology, detection, labeling chemistry and micromanipulation; (ii) mass-spectrometry by Matrix-Assisted Laser Desorption Ionization, where the set of DNA fragments from the Sanger reaction is read by mass-spectrometry without separation -- so far large intact DNA fragment ions have been difficult to generate due to their innate instability; (iii) sequencing by hybridization, where hybridization to short synthetic DNA fragments on a microchip is detected and the sequence is deduced by pattern matching -- the fundamental problem of variable numbers of tandem repeats in a DNA strand remains to be solved; and (iv) capillary array electrophoresis (the SpectruMedix technology), which adapts standard commercial DNA sequencing protocols to a capillary format -- this technology is mature and is ready for commercialization. Ultimately the competition will focus on real time data analysis and the speed with which commercial and research laboratories can effectively sequence the samples they produce

      Diagnostic Kinetics. The Company does not believe that there are any present competitors in the field of diagnostic kinetics. This is a new area of science for which the Company, together with its scientific collaborators, is pioneering the initial equipment and the markets therefor. As the Company's experience in this field matures, it may experience competition from other technologies or from other companies who may or may not be constrained through patents licensed by the Company but who may also discover and develop new applications for this technology or who may attempt to design around such licensed patents.

      Pulmonary Diagnostics. The Company does not believe that there are presently any competitors to the Company's pulmonary diagnostics technology in the clinical setting. The original MIGET technology upon which the new Pulmonary Diagnostics technology is based is complex, difficult and slow for the clinical setting. The large volume of blood needed for repeated analysis (approximately 20 to 40 milliliters, or one to three tablespoons, per analysis), as well as the amount of time required for each process (approximately four hours) is prohibitive for the clinical setting. For these reasons, MIGET analysis has previously been available only in the world's most advanced research laboratories. The pulmonary diagnostics technology is a new methodology which could potentially replace current clinical practice, which depends on chemical analysis of blood samples and observing a patient's breathing abilities to evaluate lung function.

      The Company, together with scientific collaborators at the University of Pennsylvania, is developing the use of mass spectrometers and other instrumentation for this application. As the Company's experience in this field matures, it may experience competition from other technologies or from other companies that may or may not be constrained by patents licensed by the Company or who may discover and develop new applications and methodologies for this technology or who may attempt to design around such licensed patents.

      Mass Spectrometers. SpectruMedix is the sole domestic manufacturer of a full line of magnetic sector mass spectrometers. Its principal competitors are Finnegan MAT, headquartered in Germany, Micromass, Inc. (the successor company to VG Instruments) and Europa Scientific, each headquartered in Great Britain, and JEOL, Inc., headquartered in Japan. The Company has competed against these firms on a purely price basis as well as on the basis of product quality and reliability with some success.

      Competing technologies for compositional analysis also exist. Major competing systems are gas, liquid and gas-liquid chromatography, various optical spectroscopies and quadrupole mass spectrometry. Gas, liquid and gas-liquid chromatography is a cost effective solution for applications where speed, sensitivity and accuracy are not of paramount importance. Currently, the best chromatography equipment requires a sample size of at least 10-11 grams while a magnetic sector mass spectrometer can analyze a 10-15 gram sample. In addition, the information produced with chromatography is often not definitive enough for the analysis required. Accordingly, chromatography in combination with mass spectrometry is commonly used.

      Various optical spectrometric methods such as visible, ultraviolet and infrared use light sources in conjunction with a spectroscope to determine the composition of a sample.

      Quadrupole mass spectrometers are somewhat less costly devices for obtaining analyses than magnetic sector mass spectrometers. However, quadrupole mass spectrometers generally provide much less precise measurements and rely heavily on software to adjust the raw data. For most of the high-end applications being addressed by the Company, especially the biomedical applications, quadrupole mass spectrometers cannot be used. In addition quadrupole mass spectrometers are subject to a high degree of instrument drift and require constant recalibration. Consequently, results are much more subject to measurement errors and repeatability is inferior.

      Luminoscopes. SpectruMedix's primary competitor for luminoscopes is Cambridge International Technology Ltd. ("CITL"), a British firm. The Company believes its luminoscope to be superior to that of CITL in several aspects. Prices for the Company's luminoscopes range from $15,000 to $100,000 depending on the accessory systems purchased. The price is 15% more than a comparable CITL model. The Company believes, however, that the design features of its luminoscope are superior to CITL's. When coupled with an EDS system, the Company's luminoscope can compete against the scanning electron microscope for elemental analysis. Many applications do not require the level of detail provided by a scanning electron microscope's high magnification and sophisticated electron optics. For these applications, a luminoscope/EDS instrument can be used for a fraction of the cost of an scanning electron microscope.

      Services. In the retrofit and upgrade market, SpectruMedix's chief competition comes from individuals who are most often former field service personnel of other manufacturers.

MARKETS

      DNA Sequencers. The market for DNA sequencing instruments is rapidly evolving and is characterized both by large well-financed organizations such as ABI, Beckman Instruments, Fisons Scientific Equipment, Pharmacia Biotech and Molecular Dynamics, Inc., as well as a large number of smaller companies, such as Genomyx and Visible Genetics, and software and genomics companies that are developing complete, or components of DNA sequencing equipment. In addition, the potential applications for lower-cost and higher throughput equipment are rapidly expanding. Consequently, it is difficult to predict with accuracy the current market for sequencers capable of producing data at the speed being targeted by the Company. The Company's capillary-array electrophoresis approach is but one of a number of approaches being developed to improve the throughput speed of currently available DNA sequencing equipment. In addition, research is separately being conducted at a number of major universities and research centers to refine DNA sequencing technologies. Although the Company believes that its technology will compete favorably with the approaches being taken by such third parties, there can be no assurance that the superior funding or experience levels of at least some such competitors will not materially and adversely affect the Company's own development and commercialization efforts.

      Diagnostic Kinetics. The field of diagnostic kinetics is an entirely new approach to the diagnosis and treatment of serious disease. Potential applications for this technology are varied and may ultimately be useful to a large proportion of clinical indications requiring a real-time analysis of whether or not the therapeutic is having its desired effect. The initial market is likely to be major medical centers and universities who will utilize this technology for research purposes in analyzing the progression of disease. Later, as applications are developed and refined, the market should expand to cover broader patient diagnosis and treatment monitoring. Although the Company believes that the market potential for this technology is expansive, it is too early to predict how and where physicians will aggressively intervene in treatment protocols as this equipment is being further developed. Neither the Company nor the inventor at the University of California, Berkeley have, as yet, prioritized the commercial development of this technology with respect to the numerous indications for which it has merit. As the Company further develops this technology, competition is likely to arise from third parties, who may or may not be constrained through patents licensed by the Company but who may also discover and develop new applications for this technology.

      Pulmonary Diagnostics. The field of pulmonary diagnostics is an entirely new approach to the diagnosis and treatment of pulmonary disease in the clinical setting. Potential applications for this technology are varied and may ultimately be useful to a large proportion of clinical indications involving pulmonary diseases requiring a real-time analysis of whether or not the therapeutic is having its desired effect. The initial market is likely to be major medical centers and universities who will utilize this technology for research purposes. Later, as applications are developed and refined, the market should expand to cover broader patient diagnosis and treatment monitoring. Although the Company believes that the market potential for this technology is large, it is too early to predict how and where physicians will aggressively intervene in treatment protocols as this equipment is being further developed. As the Company further develops this technology, competition is likely to arise from third parties, who may or may not be constrained through patents licensed by the Company but who may also discover and develop new applications for this technology.

COLLABORATIVE AGREEMENTS

      The Company's strategy for the development, manufacture and commercialization of certain of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. There can be no assurance that the Company will be able to maintain existing collaborative agreements, negotiate collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To date the Company has entered into the following collaborative agreements:

      Iowa State University Research Foundation. In May 1995, the Company and Ames Laboratory/Iowa State University entered into an agreement pursuant to which the Company acquired an option to license from Ames Laboratory/Iowa State University high-speed DNA/gene sequencing instrumentation for the acquisition, analysis and management of complex genetic information (the "Ames Technology"). In June 1997, the Company entered into an exclusive worldwide license agreement with respect thereto with Ames Laboratory/Iowa State University (the "Ames License Agreement"). Under the terms of the Ames License Agreement, Ames Laboratory/Iowa State University granted the Company a worldwide license to use and exploit the Ames Technology and any improvements thereof. Such license is exclusive until all covered patents expire. In return for the rights granted to the Company, the Company agreed to pay Ames Laboratory/Iowa State University certain license fees and royalty payments.

      University of California Berkeley. In December 1996, the Company and the University of California, Berkeley, through its Office of Technology Licensing, entered into an agreement (the "Berkeley Option Agreement") pursuant to which the Company acquired from the University of California, Berkeley an option (the "Berkeley Option") to negotiate an exclusive license agreement to make, have made, use and sell in the United States and certain foreign countries technology that allows for highly sensitive detection and analysis of biological samples to determine the real-time progression of disease and the effects of medical treatment on the replication, inhibition and destruction of viruses, cancer cells and other diseased tissues. In exchange for the rights granted to the Company under the Option Agreement, the Company paid to the University of California, Berkeley an option fee. The term of the Option is for 15 months from the effective date of the Option Agreement and is renewable for one additional year if the Company elects to renew the Option Agreement and pays the University of California, Berkeley a renewal fee. The Option Agreement was renewed for an additional one-year period in January 1998.

      In connection with the Option Agreement, the Company also entered into a Sponsored Research Agreement with the University of California, Berkeley, which was amended in March 1998, pursuant to which the Company agreed to fund the ongoing development of this technology through February 28, 1999.

      The University of Pennsylvania. In March 1998, the Company and The Trustees of the University of Pennsylvania (the "University of Pennsylvania") entered into a License Agreement (the "UPenn License Agreement") pursuant to which the Company acquired an exclusive world-wide license (the "UPenn License") to make, have made, use, import, sell and offer for sale certain technologies relating to mass spectroscopic means of measuring pulmonary function. In exchange for the UPenn License, the Company paid a license fee and agreed to pay certain royalties on net sales of the licensed technologies. The UPenn License Agreement has a minimum term of 20 years, subject to earlier termination upon certain events.

      In connection with the UPenn License Agreement, the Company and the University of Pennsylvania entered into a one-year Sponsored Research Agreement (the "UPenn Research Agreement") pursuant to which the Company agreed to fund certain research and development at the University of Pennsylvania School of Medicine relating to the measurement of pulmonary function. In connection with the UPenn Research Agreement, the University of Pennsylvania granted to SpectruMedix an exclusive option (the "UPenn Option") to negotiate to obtain a world-wide license to make, have made, use, import, sell and offer for sale certain pulmonary diagnostic technologies developed under the UPenn Research Agreement. Under the terms of the UPenn Research Agreement, the Company has a certain period of time from the date of disclosure of a technology to exercise its option to negotiate a license thereto. The UPenn Research Agreement has a term of one year, subject to renewal upon the consent of both parties.

PATENTS AND PROPRIETARY TECHNOLOGY

      Proprietary protection for the Company's products, processes and know-how is important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered commercially important to the development of its business. The Company also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company plans to aggressively prosecute and defend its patents, when issued, and proprietary technology.

      The Company has acquired an exclusive worldwide license to certain technology owned by Ames Laboratory/Iowa State University, including three issued patents and two pending divisional applications, each of which relate to the Company's DNA Sequencer. In addition, the Company has an option to license from the University of California, Berkeley certain technology relating to diagnostic kinetics, including one issued patent and one pending patent application.

      The Company presently has pending two U.S. patent applications, and a provisional application, directed to certain components of the Company's DNA Sequencer. There can be no assurance that the Company's pending patent applications will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. See "Risk Factors -- Uncertainty of Protection of Patents and Proprietary Rights."

      The Company's success depends on its ability to obtain patents, protect its trade secrets and operate without infringing upon the proprietary rights of others. A substantial number of patents have been applied for by the Company's existing and potential competitors. There can be no assurance, however, that any future patent applications will be approved, that the Company will develop additional proprietary products that are patentable, or that any patents issued to the Company will provide the Company with any significant protection or will not be successfully challenged by third parties. Furthermore, there can be no assurance that others will not design around the patented products developed by the Company. There can be no assurance that the Company's products will not be found to infringe upon the patents of others. If the Company's products are found to infringe upon the patents, or otherwise impermissibly utilize the intellectual property, of others, the Company's development, manufacture, and sale of such products could be severely restricted or prohibited. The Company may be required to obtain licenses from such third parties or otherwise obtain licenses to utilize patents or proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights could be obtained on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, the development, manufacture, or sale of products requiring such licenses could be materially adversely affected. In addition, the Company could incur substantial costs in defending itself against challenges to its patents or infringement claims made by third parties or in enforcing its own patents.

      The Company's competitive position is also dependent upon unpatented trade secrets. The Company takes measures to protect its trade secrets, however, trade secrets are difficult to protect. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques or otherwise gain access to the Company's trade secrets. The Company pursues a policy of having its employees, consultants and advisors execute confidentiality agreements to maintain the proprietary nature of its technology. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

      The Company may be required to obtain licenses to patents or proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of such products could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement, to enforce the Company's or its licensors' patents, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others, and could result in substantial cost to and diversion of effort by, and may have a material adverse impact on, the Company.

GOVERNMENT REGULATION

      Some of the Company's research and development activities and the future manufacturing and marketing of products by the Company are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, the Company's diagnostic kinetics equipment may be the subject of rigorous FDA regulation in its use for the diagnosis and treatment of diseases. In addition to FDA regulations, the Company is also subject to other federal and state regulations such as the Occupational Safety and Health Act, the Environmental Protection Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Atomic Energy Act and import, export and customs regulations. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development that may affect approval or delay an application or require additional expenditures by the Company.

      Federal, State and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations. Although the Company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict the Company's ability to expand its operations. Any failure by the Company to adequately restrict the discharge of hazardous substances could subject the Company to future liabilities or could cause its manufacturing operations to be suspended.

      In addition, certain instruments in the Company's mass spectrometer line are subject to export control regulations, including restrictions on export into certain countries. While the Company believes it has obtained all permits necessary to conduct its business, the failure to comply with present and future regulations could result in fines being imposed on the Company or suspension or cessation of operations, and thus result in a material adverse effect to the Company's business, results of operations and financial condition.

EMPLOYEES

      As of March 31, 1998, the Company had 26 employees. Of the total, one was engaged part-time in sales and marketing, twelve in research and development, and nine in electronics and mechanics. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.
See "Risk Factors -- Dependence Upon Key Personnel."

RISK FACTORS

      This Form 10-KSB contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB.

      History of Losses; Uncertainty of Future Profitability; Ability To Continue as a Going Concern. The Company has incurred operating losses since its inception in 1992. At March 31, 1998, the Company had an accumulated deficit of $8,570,152. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company will need to either substantially expand the sales of its existing products and services or successfully develop and commercialize its new products to reach profitability. No assurance can be given that the Company will be able to accomplish either such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. The Company is dependent upon the proceeds of its initial public offering (the "Public Offering") to continue its operations. In addition, the proceeds of the Public Offering may not be sufficient to allow the Company to materially alter its reliance on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      As a result of the Company's current financial condition, the Company's independent accountants have included an emphasis of matter disclosure in their report on the Company's financial statements for the period ended March 31, 1998. The independent accountants report on the Company's financial statements includes an explanatory paragraph stating that the net losses and accumulated deficit raise substantial doubt about the Company's ability to continue as a going concern.

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

      Technological Uncertainty; Uncertainty of Product Development and Commercialization; Early Stage of Product Development. The science and technology of the Company's products, particularly the Company's DNA Sequencer, is rapidly evolving. Many of the Company's products and proposed products will require significant further research, development, testing and possibly regulatory clearances and are subject to the risks of failure inherent in the development of products based on innovative technologies. The Company's development efforts in the areas of diagnostic kinetics and pulmonary diagnostics involve new areas of medicine which necessarily involves unforeseeable risks and uncertainties. These risks include the possibility that any or all of the products or proposed products are found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances, if any, that the proposed products, although effective, are uneconomical to market, that such products will not satisfy cost and performance criteria, that third parties hold proprietary rights that preclude the Company from marketing such products, or that third parties market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products other than the Company's mass spectrometers. Further, the Company cannot predict with certainty when or if the Company will be able to commercialize certain of its proposed products or that such products will satisfactorily perform all of the functions for which they have been designed or prove to be sufficiently reliable in long-term applications.

      New Concept and Emerging Markets; Uncertainty of Market Acceptance. The production of the DNA Sequencer, diagnostic kinetics instruments, pulmonary diagnostics technology and other proposed products of the Company represents new manufacturing processes which are untested on a commercial scale. Although the Company believes that its technologies and products will, if ultimately commercialized, represent significant technological advances, demand for the Company's proposed products, all of which are based upon new designs, concepts and manufacturing processes, is subject to a high degree of uncertainty. Many potential customers of the Company, including original equipment manufacturers ("OEM") and commercial end users, may be reluctant to utilize or sell the Company's proposed products until a sufficient number of other OEMs and commercial end users have already committed to do so. The Company currently has limited marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market its proposed products. The Company's ability to generate revenues from the sale of its proposed products will be dependent upon, among other things, its ability to build an effective sales organization. In its limited marketing efforts to date, the Company has relied solely upon the efforts of its executive officers. If the Company is unable to market and distribute its products directly, the Company may have to enter into arrangements with others, such as joint ventures, licensing or similar arrangements or distribution agreements. Any such contractual arrangements may result in a lack of control by the Company over any or all of the marketing and distribution of such products and may increase its marginal costs. There can be no assurance that the Company will be able to formalize any marketing arrangements or that its marketing efforts will be successful.

      Limited Manufacturing Experience and Capabilities; Risks Associated with Expansion of Manufacturing Operations; Possible Dependence on Third-Party Manufacturers. The Company maintains limited manufacturing facilities and will need to expand such facilities to effectively manufacture its products on a profitable basis. Although certain members of the Company's management have manufacturing experience, the expansion of the Company's manufacturing facilities and capabilities will subject the Company to numerous risks, including unanticipated technological problems or delays. Such expansion will also require additional sources of capital, which may not be available on commercially reasonable terms, if at all. In the event that the Company is unable to expand its manufacturing facilities and capabilities, the Company maybe required to enter into arrangements with others for the manufacture and packaging of its proposed products. There can be no assurance that the Company will be able to enter into any such arrangements on commercially reasonable terms, or at all, or that the Company will ever be able to establish the capability to manufacture its products on a commercial basis, in which case the Company's business, results of operations and financial condition would be materially adversely affected.

      Assets Encumbered; Potential Litigation. The Company's assets are encumbered by liens and security interests granted in favor of certain of the Company's creditors. A majority of the obligations that gave rise to such liens and security interests have been repaid with the proceeds of the Public Offering and the liens and security interests resulting therefrom are in the process of being released. Two parties have filed security interests, which are still outstanding, for obligations aggregating $130,000. In the event that any party holding a security interest should execute such security interest, the Company's assets could be subject to seizure. In such event, the Company would be materially adversely affected. In the event the Company should become party to any litigation relating to these obligations, the costs of defending against such claims could be substantial, and the Company could be materially adversely affected.

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

      Customer Concentration. Approximately 63% and 48% of the Company's net sales for the years ended March 31, 1998 and 1997, respectively, were derived from sales to the Company's top five customers. During the fiscal year ended March 31, 1998 the Company's product sales amounted to approximately 15%, 14%, 13% and 12% to four separate customers. During the fiscal year ended March 31, 1997, product sales consisted of approximately 13% to one customer and 11% to another customer. The loss of, or significant adverse change in, the relationship between the Company and these customers could have a material adverse effect on the Company's business, financial condition and results of operations. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse impact on the Company's business, financial condition and results of operations.

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

      Need for Additional Financing. Based on the Company's operating plan, the Company believes that the net proceeds of the Public Offering, together with future operating revenues and possible future collaborative agreements and/or government grants, will be sufficient to satisfy its capital requirements and finance its plans through 1998. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. After such time, the Company anticipates that it will require additional financing in order to meet its current plans for expansion. Such financing may take the form of the issuance of common or preferred equity securities or debt securities, or may involve bank financing. The Company may also be forced to enter into third-party licensing, manufacturing or distribution agreements to support its capital needs. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its product development and commercialization strategy and its operations would be severely and adversely affected.

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

      Dr. Adlerstein and Mr. Sonnenschein are substantial stockholders of the Company, holding approximately 19% and 17%, respectively, of the outstanding shares. The Company has entered into an employment agreement with Dr. Adlerstein. The loss or unavailability of the services of either Dr. Adlerstein or Mr. Sonnenschein for any significant period of time could have a material adverse effect on the Company's business prospects. The Company has obtained, and is the sole beneficiary of, key-person life insurance in the amount of $1,000,000 on the life of Dr. Adlerstein.

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

      Control by Management and Current Stockholders; No Independent Directors. The Company's current management owns approximately 36% of the outstanding shares of Common Stock. Management may, therefore, have the ability to elect a majority of the directors of the Company and to control the outcome of all issues submitted to a vote of the stockholders of the Company. The Company currently has only two directors, Dr. Adlerstein and Mr. Sonnenschein, both of whom are insiders and principal stockholders. Accordingly, such individuals are in a position to control the actions and decisions of the Board of Directors

      Year 2000 Compliance. The Company is in the process of assessing the impact of year 2000 on its operations and systems, including those of its suppliers and collaborators and other third parties. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues, if any. To date, the Company has evaluated its financial and accounting systems and believes that these systems are not and will not be materially affected by the year 2000. The Company does not yet know the extent, if any, of the impact of the year 2000 on its other systems and equipment or those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

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

      Shares Eligible for Future Sale May Adversely Affect the Market. 2,173,100 shares of the Company's outstanding shares of Common Stock are "restricted securities." All of such restricted securities are available for sale pursuant to Rule 144 as described below commencing December 15, 1997, 100,438, 560,015 and 1,512,647 of which are subject to a 13-month, 12-month and 24-month, respectively, restriction against transfer, each commencing September 16, 1997. The officers and directors of the Company, who own an aggregate of 1,227,393 of the 2,173,100 above-referenced shares have agreed not to sell, assign or transfer any securities of the Company owned by them until September 16, 1999 without the prior consent of Patterson Travis, Inc., the underwriter of the Public Offering (the "Underwriter"). Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of the Common Stock.

      Effect of Outstanding Options and Warrants. At March 31, 1998, there were outstanding stock options to purchase an aggregate of 127,827 shares of Common Stock at an exercise price of $0.00115 per share, warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $1.00 per share, stock options and warrants to purchase an aggregate of 247,829 shares of Common Stock at an exercise price of $2.88 per share, stock options to purchase an aggregate of 207,836 shares of Common Stock at an exercise price of $4.60 per share, stock options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $6.00 per share, warrants to purchase 322,000 Units at an exercise price of $5.75 per Unit and warrants to purchase 104,400 Units at an exercise price of $9.49 per Unit. Of the foregoing, warrants and options to purchase 534,578 shares of Common Stock are subject to a 24-month lock-up restriction, the warrants to purchase 322,000 Units are subject to a 12-month lock-up restriction, and up 174,000 shares issued or to be issued to one stockholder are subject to a 13-month lock-up restriction. Each of the foregoing lock-up restriction periods commenced on September 16, 1997. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

      Current Prospectus and State Blue Sky Registration Required to Exercise Redeemable Warrants. The Company will be able to issue shares of its Common Stock upon exercise of the Redeemable Warrants only if there is then a current prospectus relating to such Common Stock and only if such Common Stock is qualified for sale or exempt from qualification underapplicable state securities laws of the jurisdictions in which the various holders of the Redeemable Warrants reside. The Company has undertaken and intends to file and keep current a prospectus which will permit the purchase and sale of the Common Stock underlying the Redeemable Warrants, but there can be no assurance that the Company will be able to do so. Although the Company intends to seek to qualify for sale the shares of Common Stock underlying the Redeemable Warrants in those states in which the securities are to be offered, no assurance can be given that such qualification will occur. The Redeemable Warrants may be deprived of any value and the market for the Redeemable Warrants may be limited if a current prospectus covering the Common Stock issuable upon the exercise of the Redeemable Warrants is not kept effective or if such Common Stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the Redeemable Warrants then reside.

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

      Preferred Stock; Possible Anti-Takeover Effects. The Company's Certificate of Incorporation, as amended, authorizes the Board of Directors to issue up to 2,000,000 shares of preferred stock, par value $0.00115 per share. The preferred stock may be issued in one or more series, the terms of which maybe determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. No preferred stock is currently outstanding, and the Company has no present plans for the issuance of any preferred stock. The Company has agreed not to issue any shares of preferred stock without the Underwriter's consent until September 16, 1999. However, the issuance of any such preferred stock could materially adversely affect the rights of holders of Common Stock and, therefore, could reduce the value of the Common Stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party. The ability of the Board of Directors to issue preferred stock could discourage, delay, or prevent a takeover of the Company, thereby preserving control of the Company by the current stockholders.

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

      "Penny Stock" Regulations May Impose Certain Restrictions On Marketability Of Securities. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per security at any time, the Company's securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors(generally, such investors have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of stockholders to sell the Company's securities in the secondary market. See "-- No Assurance of Public Trading Market."

ITEM 2. DESCRIPTION OF PROPERTY

      The Company currently leases approximately 18,500 square feet of laboratory and office space in State College, Pennsylvania. The Company leases this space under an operating lease that expired on June 30, 1997. The lease provides that it will continue for successive one-year periods until terminated by giving written notice not less than three months prior to the end of the then-current term. As of March 31, 1998, no such notice had been given. The Company has the right to use this space for laboratory research and development, storage and distribution, offices, marketing and other related uses. Although the Company believes that its existing facilities are adequate to meet its requirements for the near term, additional space may be necessary in the future. There can be no assurance that sufficient additional space will be available in the area upon acceptable terms, or at all.

ITEM 3. LEGAL PROCEEDINGS

      Jack J. Grynberg v. SpectruMedix Corporation (formerly Premier American Technologies Corporation) and Steve Guzofsky. In March 1996, a complaint was filed in the District Court for the City and County of Denver, Colorado alleging common law fraud and violation of the Colorado Securities Act in connection with the plaintiff's purchase of Common Stock of the Company in 1992. Specifically, the plaintiff alleges that the co-defendant placement agent induced the plaintiff's purchase of a unit in a private placement by misrepresenting that the plaintiff was being offered the sole remaining unit in such private placement and that the Company would undertake a public offering within six months of completing such private placement. The plaintiff sought rescissionary damages in the sum of $45,000, punitive damages in like amount, interest, costs and attorneys' fees. The court by order dated March 6, 1997 struck the punitive damages claim, and later ruled that the plaintiff could seek either rescission or restitution. In February 1998, judgment was entered against the plaintiff and in favor of the Company with regard to the plaintiff's claim for damages. The time for the plaintiff to file an appeal of the judgment has not yet expired. Should an appeal be filed, the Company believes, based in part on its discussions with its litigation counsel, that it has meritorious defenses to these claims and it intends to defend the litigation vigorously. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect.

      Robert M. Rubin v. SpectruMedix Corporation et. al. On April 21, 1997, a complaint was filed in the Supreme Court of the State of New York alleging breach of contract. Specifically, the plaintiff alleges that the Company defaulted under a promissory note issued to plaintiff on May 16, 1996 in the amount of $175,000 (the "Rubin Note") while such Note was outstanding and therefore that the Company is liable and indebted to plaintiff in the principal amount of $175,000, together with interest and expenses. The Company, on May 2,1997, paid the principal and interest due under the Rubin Note. The main remaining issue asserted by the plaintiff is whether, pursuant to an alleged related agreement, the plaintiff is entitled to 152,174 shares (adjusted to reflect stock splits) of Common Stock or, alternatively, $875,000. Plaintiff alleges that the Company undertook to enter into a securities purchase agreement pursuant to which he should have received the aforementioned shares of Common Stock. The Company contends that such securities purchase agreement was never discussed and therefore that no agreement was reached with respect to the terms thereof. Such securities purchase agreement was not signed by either of the parties to the Rubin Note. The Company believes that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of litigation and because the lawsuit is in the initial stages, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel.

      Other Obligations. In addition, as a result of the historical lack of working capital of the Company, the Company's assets are encumbered by liens and security interests granted in favor of certain of the Company's creditors. A majority of the obligations that gave rise to such liens and security interests have been repaid with the proceeds of the Public Offering and the liens and security interests resulting therefrom are in the process of being released. Two parties have filed security interests, which are still outstanding, for obligations aggregating $130,000. In the event that any party holding a security interest should execute on such security interest, the Company's assets could be subject to seizure. In such event, the Company would be materially adversely affected. In the event the Company should become party to any litigation relating to these obligations, the costs of defending against such claims could be substantial, and the Company could be materially adversely affected.

      Other than the foregoing, and except as to the security interests with respect to outstanding liabilities, the Company is not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                   PART II

ITEM  5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Units, Common Stock and Warrants trade on the Nasdaq OTC Bulletin Board under the symbols SMDXU, SMDX AND SMDXW, respectively. The Company's Units began trading on September 16, 1997. The Company's Common Stock and Warrants became separable and began trading on December 17, 1997.

      Set forth below is the range of high and low bid prices for the Company's Common Stock for each quarter commencing on or after December 17, 1997, as regularly quoted on the Nasdaq OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                   High           Low
                                                   ----          -----
       Q3 FY 98 (commencing December 17, 1997)     5 1/2         5 1/2
       Q4 FY 98                                    7 3/8         5 1/2
       Q1 FY 99 (through June 15, 1998)            9 1/8         6

      As of June 15, 1998, there were approximately 56 holders of record of the Company's Common Stock. No dividends have been paid on the Common Stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

      Recent Sales of Unregistered Securities

      In March 1998, the Company issued 22,000 shares of Common Stock as a gift to a certain charitable organization.

      In February 1998, the Company issued to a consultant 7,000 shares of Common Stock as compensation in connection with a consulting services agreement between such consultant and the Company.

      In October 1997, the holder of a $300,000 promissory note converted such note into 104,348 shares of Common Stock.

      In September 1997, the Company issued 8,166 shares of Common Stock in lieu of interest payments on a note payable.

      Use of Proceeds From Registered Securities.

      The effective date of the Registration Statement (File No. 333-6650) for which this statement is made is September 16, 1997. The Company has been assigned a CUSIP number of 84763K. The offering to which this statement relates (the "Public Offering") commenced on September 17, 1997, did not terminate before any securities were sold and, as of the date hereof, has not terminated. The managing underwriter of the Public Offering was Patterson Travis, Inc. Pursuant to the Public Offering, the Company registered (i) Common Stock, classified as an "equity" security, (ii) Units, classified as "other" securities and (iii) Redeemable Warrants, also classified as "other" securities. Each Unit consists of one share of Common Stock and one Redeemable Warrant to purchase one additional share of Common Stock. The Redeemable Warrants are exercisable at a price per share of $7.50 for a period of four years commencing September 16, 1998 and are subject to redemption by the Company at a redemption price of $0.01 per Redeemable Warrant upon 30 days' written notice given at any time after September 16, 1998 in the event that the market price of the Common Stock equals or exceeds $10.00 per share.

      The Company registered and sold 1,200,600 Units for an aggregate price of $6,903,450. In connection with the Public Offering, the issuer allowed underwriting discounts and commissions of $690,345 and incurred aggregate expenses of $1,015,100, broken down as follows: a non-accountable expense allowance of $207,104, a consulting fee in the amount of $100,000 and offering expenses of $707,996. Net offering proceeds to the Company after deducting expenses were $5,198,055. Of the net proceeds, approximately $250,000 has been used to pay professional fees, approximately $1,620,000 has been used to repay indebtedness, including approximately $75,000 of indebtedness to officers and directors of the Company, and approximately $620,000 has been used towards repayment of accounts payable. The remaining proceeds are to be allocated as set forth in the prospectus (the "Prospectus") included in the Registration Statement (File No. 333-31843) relating to the Public Offering. This use of proceeds does not represent a material change in the use of proceeds described in the Prospectus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein.

OVERVIEW

      During the period from April 1992 (inception) through June 1992, the Company was engaged in organizational activities, including negotiating agreements with the Bankruptcy Court in Harrisburg, Pennsylvania to lease, on a temporary basis, the assets and facilities of Nuclide Corporation ("Nuclide") and Measurement and Analysis Systems, Inc. ("MAAS"). In December 1992, via court order, the Company acquired the assets of Nuclide and MAAS. In April 1993, the Company acquired all the assets of Lab Data Corporation, subsequently known as Laboratory Software Associates ("LabData"), including an inventory of computer hardware and a complete line of data acquisition and instrument control software. Since June 1992, the Company has devoted substantially all of its resources to upgrade and improve the Company's existing line of instrumentation (Mass Spectrometers, Luminoscopes, etc.), electronic components and software and to initiate the Company's strategy of carving out new and commercially promising areas of application for its instrumentation and its scientific expertise and capabilities, as well as finding new technologies that lie within its technical purview for licensing and commercialization. The result of these efforts is the present availability for sale of a fully upgraded line of magnetic sector mass spectrometers, new and improved Luminoscope add-ons, and high-performance software for a variety of applications in the petrochemical, environmental and geochemical areas, among others. In addition, the Company has acquired (i) a license for a DNA Sequencer that is in the process of being brought to the commercial marketplace, (ii) an option for an instrument-intensive diagnostic technique that the Company believes will have significant consequences for the prevention and therapy of many diseases and (iii) a license to certain technology relating to the development of a mass spectrometer that will be used to measure pulmonary function. As most of the Company's products are still under development, limited revenues have been derived from the sale of these products and the Company does not expect to receive substantial revenues from the sale of its products until at least 1999, at the earliest.

      The Company has financed its operations primarily through the private sale and issuance of equity securities and proceeds from an initial public offering (the "Public Offering") of equity securities during September 1997. The Company expects to enter into collaborative agreements for the financing of its research and development efforts and for the commercialization of its products. The Company was awarded a grant from the United States Department of Energy during September 1997 which paid the Company $75,000 over a period of six months, subject to certain terms and conditions, and through March 31, 1998, grant proceeds of $75,000 have been received. In addition, the Company has been selected for a Phase II award by the Department of Energy's Small Business Innovations Research Program. The amount of the award has not yet been determined. No assurance can be given that the Company will obtain significant revenues from such grant.

      The Company has not been profitable since inception and had an accumulated deficit of $8,570,152 at March 31, 1998. Successful future operations depend upon the Company's ability to develop and commercialize its products. The Company will require additional funds to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

      The Company had total revenue of $341,813 and $562,310 for the fiscal years ended March 31, 1998 and 1997, respectively. Revenue for both periods reflect sales from old product lines. To date, the Company has received limited revenues from the sales of products, and it does not expect to receive significant product revenue for several years, if at all. The decreases in revenue of $220,497, or approximately 39%, during fiscal year 1998 and $90,139, or approximately 14%, during fiscal year 1997, were due primarily to the increased focus of the Company on its various research and development, commercialization and fundraising efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

      Of the total revenue discussed above, revenue derived from the sale of the Company's services totaled $71,938 and $62,953 for the fiscal years ended March 31, 1998 and 1997, respectively. The increase in service revenue of $8,985, or approximately 14%, during fiscal year 1998 and $19,013, or approximately 43%, during fiscal year 1997 were due to increased service activities, which are dependent primarily on cash availability.

      Research and development expenses increased 132% in 1998 and 79% in 1997 to $1,279,959 and $550,620, respectively, due primarily to increased expenditures for the Company's new licensed technologies. The proceeds of the public offering in September 1997 and the Bridge Financing during the second half of the fiscal year ended March 31, 1997, enabled the Company to increase its research and development activities, which are dependent primarily on cash availability. The Company anticipates that research and development expenses will increase for fiscal year 1999 as a result of expenses relating to its option and research and development agreements with the University of California, Berkeley, its license agreements with Ames Laboratory/Iowa State University and its license and research and development agreements with the University of Pennsylvania, and the ability to fund such activities from the proceeds of the Public Offering.

      General and administrative expenses were $1,282,002 and $691,995 during the fiscal years ended March 31, 1998 and 1997, respectively, an increase of $590,007, or approximately 85% in fiscal 1998 and an increase of $45,506, or approximately 7%, in fiscal 1997 from the respective preceding fiscal years. Approximately $355,125 and $269,002 of general and administrative expenses for the fiscal years ended March 31, 1998 and 1997, respectively, were attributable to payroll, payroll taxes and employee benefits. This represents an increase of $86,123 during fiscal 1998 as compared to the preceding fiscal year. During fiscal 1998, legal, accounting and consulting fees increased by $341,316 to $462,161, and the Company donated shares of its Common Stock to a charitable organization resulting in an increase of $140,250. The Company expects its general and administrative expenses to increase in the future as a result of further Company expansion.

      Interest expense of $133,372 and $257,211 for the fiscal years ended March 31, 1998 and 1997, respectively, resulted from borrowings. Interest expense decreased during fiscal 1998 primarily because the obligations which caused such interest expense were repaid during September 1997 and October 1997. Interest expense increased by $131,373 during fiscal 1997 primarily as a result of additional borrowings.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception primarily through the sale of equity securities, and loans received under notes payable aggregating approximately $2,650,000.

      In September 1997, the Company completed the Public Offering. The net proceeds from the Public Offering were $5,198,055 (gross proceeds of $6,903,450 less related costs of $1,705,395). The Company believes that the proceeds received from the Public Offering, together with future revenue and possible future collaborative agreements and/or government grants, will be sufficient to meet the Company's operating expenses and capital requirements through the end of 1998. The Company will attempt to raise any required additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources if and when available. There can be no assurance that any such additional funding will be available on favorable terms from any of these sources, if at all.

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

      In July 1997, the Company renegotiated the terms of the Bridge Financing with its noteholders. Under the revised terms, one-half the face amount of the promissory notes ($805,000) was converted into warrants (the "Warrants") to purchase Units (each Unit consisting of Common Stock and one Redeemable Warrant). The Warrants to purchase 322,000 Units (16.1 Units multiplied by 20,000) are exercisable for four years commencing September 16, 1998 at an exercise price of $5.75 per Unit (the Public Offering price). The outstanding principal and interest due under the promissory notes was paid in September 1997. Additional obligations of approximately $252,000 were also written off or otherwise settled during the year ended March 31, 1998. A portion of the proceeds of the Bridge Financing was used to expedite the commercialization effort on the DNA Sequencer and to complete the manufacture of the instrumentation prototypes for the diagnostic kinetics project. In addition to the purchase of materials for these projects, the Company has hired additional scientists and lab technicians. In addition to the sales of the Company's new products, the sales of the Company's current product lines are expected to continue and increase due to the fact that the new product lines are expected to stimulate the sales of core product instrumentation.

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

YEAR 2000 COMPLIANCE

      The Company is in the process of assessing the impact of year 2000 on its operations and systems, including those of its suppliers and collaborators and other third parties. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues, if any. To date, the Company has evaluated its financial and accounting systems and believes that these systems are not and will not be materially affected by the year 2000. The Company does not yet know the extent, if any, of the impact of the year 2000 on its other systems and equipment or those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

FUTURE OUTLOOK

      In addition to historical information, this report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These risks and uncertainties include the fact that SpectruMedix is still a relatively young company and has not yet completed a full cycle of development, regulatory approval and commercialization for any of its products. The regulatory processes through which some of the Company's products must proceed are complex, uncertain and costly, and no assurance can be given regarding the timing of regulatory progress or that the Company will be successful in commercializing any of its product candidates. These development processes require substantial amounts of funding, and the Company is dependent on corporate partners and the equity markets to finance such efforts. Where access to funding is difficult, the Company's stockholders may face significant dilution, and the ability of the Company to proceed with its programs and plans may be significantly and adversely affected. Actions and advances by competitors may also significantly affect the Company's prospects, as may the existence of patents held by such competitors or potential competitors.

ITEM 7. FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SpectruMedix Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SpectruMedix Corporation at March 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP

New York, New York
June 10, 1998

                       REPORT OF LAZAR LEVINE & FELIX LLP,
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders
SpectruMedix Corporation
State College, Pennsylvania

      We have audited the accompanying statements of operations, shareholders' equity (deficit) and cash flows of SpectruMedix Corporation for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SpectruMedix Corporation for the year ended March 31, 1997, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred substantial losses since its inception, and had a substantial working capital deficiency at March 31, 1997. In addition, the Company is in arrears or in default on a number of obligations to third parties. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to raise funds through an initial public offering is described in the Notes. In the event the initial public offering is successful, continuation of the business thereafter is dependent on the Company's ability to generate sufficient cash flow to meet its operating needs. The accompanying financial statements do not include any adjustments to the recorded asset amounts and to the recorded liability amounts that might be necessary should the Company be unable to continue as a going concern.

                                          LAZAR LEVINE & FELIX LLP

New York, New York
May 16, 1997

                            SPECTRUMEDIX CORPORATION

                                  BALANCE SHEET


                                                                     March 31,
                                                                       1998
                                                                   ------------
Assets
Current assets
  Cash and cash equivalents                                        $  1,680,643
  Accounts receivable                                                    12,806
  Inventories                                                           381,393
  Prepaid expenses                                                       49,426
                                                                   ------------
     Total current assets                                             2,124,268
Property and equipment, net                                             279,717
Patent fees                                                             216,947
License and license options, net of accumulated
  amortization of $25,669                                               159,346
Security deposit                                                          8,479
                                                                   ------------
     Total assets                                                  $  2,788,757
                                                                   ============
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                            $  1,132,580
  Current portion of long-term debt                                       5,041
  Customer deposits                                                       5,960
                                                                   ------------
     Total current liabilities                                        1,143,581
                                                                   ------------
Long-term debt, net of current portion                                   29,217
                                                                   ------------
Commitments and contingencies (Notes 6, 13 and 16)

Stockholders' equity
  Preferred stock, $.00115 par value, 2,000,000 shares
   authorized, none issued or outstanding                                    --
  Common stock, $.00115 par value, 23,000,000 shares
   authorized, 3,515,214 shares issued and outstanding                    4,042
  Additional paid-in-capital                                         10,623,823
  Accumulated deficit                                                (8,570,152)
                                                                   ------------
                                                                      2,057,713
  Less: deferred compensation                                          (441,754)
                                                                   ------------
     Total stockholders' equity                                       1,615,959
                                                                   ------------
     Total liabilities and stockholders' equity                    $  2,788,757
                                                                   ============

The accompanying notes are an integral part of these financial statements

                            SPECTRUMEDIX CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                  FOR THE YEAR ENDED
                                                                      MARCH 31,
                                                           -------------------------------
                                                               1998               1997
                                                           ------------       ------------
Revenues:
   Products                                                $    269,875       $    499,357
   Services                                                      71,938             62,953
                                                           ------------       ------------
      TOTAL REVENUE                                             341,813            562,310
                                                           ------------       ------------
Cost of revenues:
   Products                                                     292,311            336,479
   Services                                                      28,775             25,088
                                                           ------------       ------------
      TOTAL COST OF REVENUES                                    321,086            361,567
                                                           ------------       ------------
      Gross profit                                               20,727            200,743
                                                           ------------       ------------
Operating expenses:
   Research and development, net                              1,279,959            550,620
   General and administrative                                 1,282,002            691,995
                                                           ------------       ------------
      TOTAL OPERATING EXPENSES                                2,561,961          1,242,615
                                                           ------------       ------------
      Loss from operations                                   (2,541,234)        (1,041,872)
                                                           ------------       ------------
Other income (expense):
   Interest income                                               47,695                 --
   Amortization of original issue discount and
   deferred bridge financing costs                           (1,674,705)        (1,359,319)
   Interest expense                                            (133,372)          (257,211)
                                                           ------------       ------------
      TOTAL OTHER INCOME (EXPENSE)                           (1,760,382)        (1,616,530)
                                                           ------------       ------------
      Loss from operations before extraordinary items        (4,301,616)        (2,658,402)

Extraordinary item:
   Gain on  forgiveness of debt                                 252,396                 --
                                                           ------------       ------------
      NET LOSS                                             $ (4,049,220)      $ (2,658,402)
                                                           ------------       ------------
BASIC AND DILUTED LOSS PER SHARE:
   Loss from operations before extraordinary item          $      (1.51)      $      (1.51)
   Extraordinary item                                              0.09                 --
                                                           ------------       ------------
   Basic and diluted loss per share                        $      (1.42)      $      (1.51)
                                                           ------------       ------------
Weighted average common shares outstanding
   used for basic and diluted loss per share                  2,846,749          1,761,540
                                                           ------------       ------------

The accompanying notes are an integral part of these financial statements.

                            SPECTRUMEDIX CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                          TOTAL
                                                    COMMON STOCK           ADDITIONAL                                  STOCKHOLDERS'
                                               ------------------------      PAID-IN      ACCUMULATED     DEFERRED        EQUITY
                                                SHARES         AMOUNT        CAPITAL        DEFICIT     COMPENSATION     (DEFICIT)
                                               ---------    -----------    -----------    -----------   ------------   -------------
Balance, March 31, 1996                        1,571,343    $     1,807    $   349,553    $(1,862,530)           --     $(1,511,170)

Issuance of common shares
  in lieu of interest payments                    41,742             48        191,952             --            --         192,000
Issuance of common shares in
  connection with a private placement
  bridge financing, net of offering costs
  of $103,808                                    560,015            644      2,471,548             --            --       2,472,192
Net loss                                              --             --             --     (2,658,402)           --      (2,658,402)
                                               ---------    -----------    -----------    -----------     ---------     -----------
Balance at March 31, 1997                      2,173,100          2,499      3,013,053     (4,520,932)           --      (1,505,380)

Issuance of common shares and
  warrants in connection with initial
  public offering, net of offering costs
  of $1,705,395                                1,200,600          1,381      5,196,674             --            --       5,198,055
Issuance of warrants in connection
  with bridge financing restructuring                 --             --        869,007             --            --         869,007
Issuance of common shares
  in lieu of interest payments                     8,166              9         37,557             --            --          37,566
Issuance of common shares
  upon conversion of note payable                104,348            120        299,880             --            --         300,000
Issuance of common shares
  to consultant                                    7,000              8         43,742             --            --          43,750
Issuance of common shares
  as charitable contribution                      22,000             25        140,225             --            --         140,250
Compensatory stock options issued
  to non-employees                                    --             --        629,285             --     $(441,754)        187,531
Issuance of common stock warrants
  in connection with note payable                     --             --        394,400             --            --         394,400
Net loss                                              --             --             --     (4,049,220)           --      (4,049,220)
                                               ---------    -----------    -----------    -----------     ---------     -----------
Balance at March 31, 1998                      3,515,214    $     4,042    $10,623,823    $(8,570,152)    $(441,754)    $ 1,615,959
                                               =========    ===========    ===========    ===========     =========     ===========

The accompanying notes are an integral part of these financial statements.

                            SPECTRUMEDIX CORPORATION

                             STATEMENT OF CASH FLOWS

                                                                        FOR THE YEAR ENDED
                                                                             MARCH 31,
                                                                   -----------------------------
                                                                       1998             1997
                                                                   ------------     ------------
Cash flows from operating activities:
Net loss                                                           $ (4,049,220)    $ (2,658,402)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Amortization of original issue discount and deferred
      bridge financing costs                                          1,674,705        1,359,319
    Extraordinary gain on forgiveness of debt                          (252,396)              --
    Depreciation and amortization                                        64,128           22,527
    Bad debt expense                                                         --              488
    Non-cash compensation expense                                       192,446               --
    Non-cash charitable contribution                                    140,250               --
    Non-cash interest expense                                            37,566          192,000
    Changes in assets and liabilities:
      Accounts receivable                                                68,147          (80,505)
      Inventory                                                        (271,943)         (43,810)
      Prepaid expenses                                                  (10,591)              --
      Other assets                                                     (345,487)         (59,939)
      Accounts payable and accrued expenses                              32,971          529,517
      Customer deposits                                                   5,960         (150,589)
                                                                   ------------     ------------
        NET CASH USED BY OPERATING ACTIVITIES                        (2,713,464)        (889,394)
                                                                   ------------     ------------
Cash flows from investing activities:
  Capital expenditures                                                 (212,216)         (37,135)
                                                                   ------------     ------------
        NET CASH USED BY INVESTING ACTIVITIES                          (212,216)         (37,135)
                                                                   ------------     ------------
Cash flows from financing activities:
  Decrease in bank overdraft                                                 --          (19,316)
  (Repayments of) proceeds from bridge financing                       (805,000)       1,610,000
  Proceeds from notes payable - others                                  495,000          178,637
  Repayment of notes payable - others                                  (885,728)              --
  Principal payments on long term-debt                                   (2,356)              --
  Proceeds from initial public offering, net                          5,198,055               --
  Deferred initial public offering costs                                328,228         (328,228)
  Bridge financing costs                                                     --         (167,432)
  Proceeds from officers' notes                                              --           45,158
  Repayment of officers' notes                                          (74,166)         (40,000)
                                                                   ------------     ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                     4,254,033        1,278,819
                                                                   ------------     ------------
Net (decrease) increase in cash and cash equivalents                  1,328,353          352,290
  Cash and cash equivalents, at beginning of period                     352,290               --
                                                                   ------------     ------------
  Cash and cash equivalents, at end of period                      $  1,680,643     $    352,290
                                                                   ------------     ------------
Supplemental disclosures of cash flows information
Cash paid during the year for
  Interest                                                         $     95,806     $      8,800
  Taxes                                                                      --               --

The accompanying notes are an integral part of these financial statements.

                            SPECTRUMEDIX CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.  COMPANY

    SpectruMedix Corporation (the "Company") was incorporated in the State of Delaware on April 16, 1992. The Company develops, manufactures, and markets high technology measuring instruments and software packages with a strong focus on medical and scientific technologies and associated instrumentation. The Company also provides systems maintenance for the measuring instruments it manufactures.

2.  BASIS OF PRESENTATION

    These financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred substantial losses since its inception in 1992, and expects to incur additional losses to complete the commercialization of its technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due. Management is actively pursuing various options which include securing additional equity financing and believes that sufficient funding will be available to meet its planned business objectives. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES

    To prepare financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in certificates of deposit and money market funds of major financial institutions which are subject to minimal credit and market risk.

    SUPPLEMENTAL CASH FLOW INFORMATION

    In September 1997, the Company issued 8,166 shares of its common stock valued at approximately $4.60 per share in lieu of interest payments on a note.

    In October 1997, the Company financed the purchase of transportation equipment through the issuance of long-term debt in the amount of $36,614.

    During the year ended March 31, 1998, the holder of a $300,000 promissory note elected to convert the principal into 104,348 shares of the Company's common stock.

    In February 1998, the Company issued 7,000 shares of its common stock valued at approximately $6.25 per share in exchange for services to be provided by a consultant.

    In March 1998, the Company donated 22,000 shares of its common stock valued at approximately $6.38 per share to a charitable organization.

    Between August 1996 and February 1997, the Company issued 560,015 shares of common stock valued at approximately $4.60 per share as part of a bridge financing transaction.

    During the year ended March 31, 1997, the Company issued 41,742 common shares valued at approximately $4.60 per share in lieu of interest payments on a note.

    REVENUE RECOGNITION

    Revenue is recognized at the time goods are shipped. Revenue from maintenance and service agreements are recognized over the term of the agreement. Related costs are charged to expense in the period incurred.

    RESEARCH AND DEVELOPMENT

    Research and development costs, other than software development costs, are charged to expense as incurred and are reported net of grants received from U.S. federal agencies which amounted to $75,000 for the year ended March 31, 1998. Software development costs incurred to establish technological feasibility of the Company's products are charged to expense when incurred. Costs incurred subsequent to the establishment of technological feasibility are capitalized. As of March 31, 1998, no software development costs have been capitalized. Capitalization of computer software costs is discontinued when the product is available to be sold or leased.

    Costs of maintenance and customer support are expensed when the related revenue is recognized or when the costs are incurred, whichever occurs first.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, as follows:

           Equipment                                   5 years
           Furniture and fixtures                      7 years
           Transportation equipment                    5 years
           Property improvements                       Shorter of lease term or
                                                       estimated useful life

    Expenditures for maintenance and repairs are charged to expense when incurred.

    LICENSE FEES

    License fees include costs of obtaining licensed technology and are amortized over the shorter of their estimated useful lives or the agreement terms.

    PATENT FEES

    The Company has incurred patent application and related legal fees of $216,947 as of March 31, 1998. If patents are granted, the patent fees will be amortized over the expected useful lives of the patents, or otherwise expensed.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of accounts receivable, accounts payable, and accrued expenses approximates their fair values due to the relatively short maturity of these instruments.

    INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

    LOSS PER SHARE

    Effective March 31, 1998, the Company adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

    Effective February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98") which eliminated the requirement to treat as outstanding for EPS purposes for all periods presented, all shares issued within the one-year period prior to filing an initial public offering.

    All prior periods presented have been restated for the adoption of FAS 128 and SAB 98, resulting in an increase in the net loss per share of $.29 for the year ended March 31, 1997.

    At March 31, 1997, outstanding options and warrants to purchase 282,610 shares of common stock, with exercise prices ranging from $.00115 to $2.88 per share have been excluded from the computation of diluted loss per share as they were antidilutive. Also at March 31, 1997, 104,348 common shares issuable upon the conversion of a convertible note payable were excluded from the computation of diluted loss per share as they were also antidilutive. At March 31, 1998, outstanding options and warrants to purchase 2,761,892 shares of common stock with exercise prices ranging from $.00115 to $12.38 per share were antidilutive and excluded from the computation of diluted loss per share.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in a company's financial statements for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in a company's equity during a financial reporting period from transactions and other circumstances from nonowner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available-for-sale securities). The adoption of FAS 130 is not expected to have a material impact on the Company's financial statements.

    In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("FAS 131"), which requires that public business enterprises report certain information about operating segments. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and major customers. FAS 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The adoption of the provisions of FAS 131 is not expected to have a material impact on the Company's existing disclosures.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with their current year presentation.

    EXTRAORDINARY ITEM

    In connection with reaching settlements with certain vendors and other third parties, the Company recognized debt forgiveness income of $252,936 during the year ended March 31, 1998. This amount represents the excess of obligations previously recorded over the amount of settlement with the respective creditors.

4.  INVENTORIES

    The components of inventory as of March 31, 1998 are as follows:


              Raw materials                       $238,710
              Work-in-progress                     142,683
                                                  --------
                                                  $381,393
                                                  ========

5.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of March 31, 1998:

              Equipment                                          $ 343,190
              Furniture and fixtures                                 1,006
              Transportation equipment                              38,339
              Property improvements                                  2,589
                                                                 ---------
                                                                   385,124

              Less - accumulated depreciation and amortization    (105,407)
                                                                 ---------
                                                                 $ 279,717
                                                                 =========

6.  LICENSE, LICENSE OPTIONS AND SPONSORED RESEARCH AGREEMENTS

    In March 1998, the Company entered into a license agreement with the research department of a major university. Under the terms of the agreement, the Company has been granted an exclusive world-wide license to make, have made, use, and sell products derived from the licensed technologies. In consideration of the license grant, the Company is obligated to pay royalties equal to a specified percentage of net sales of products incorporating the licensed technologies, subject to annual minimums beginning in 2002, and annual license maintenance fees until minimum royalties are due. In the event the Company sublicenses any technologies covered by this agreement, the university is entitled to receive a significant percentage of the sublicense revenue. The Company has also agreed to sponsor further research by the university for the development of the licensed technologies for a period of one year from the date of the agreement in exchange for a cash payment and the use of certain services, equipment and related support.

    In May 1995, the Company entered into an option agreement at a cost of $15,000 with the research department of a major university which, upon exercise of the option, would grant the Company an exclusive license to manufacture, use, and sell DNA sequencers. The option was exercised in December 1996. In June 1997, the Company entered into a license agreement with the university which expires upon termination of the last patented item to be acquired under the agreement. In consideration of the license grant, the Company is obligated to pay royalties equal to a specified percentage of net sales of products incorporating the licensed technologies, subject to annual minimums. In the event the Company sublicenses any technologies covered by this agreement, the university is entitled to receive a significant percentage of the sublicense revenue. The Company has also paid a license issue fee of $150,000 and has agreed to pay additional license maintenance fees during the year ended March 31, 1999.

    In December 1996, the Company entered into an option agreement with the research department of another major university which, upon exercise of the option, would grant the Company an exclusive license for certain technology relating to diagnostic kinetics, which the university has either patented or intends to file patent applications. The option has been extended to February 1999.

    The Company is obligated under its license agreements to pay, in the aggregate, sponsored research and development, minimum royalties and license maintenance fees of $387,500, $300,000, and $325,000 for the years ended March 31, 1999, 2000, and 2001, respectively, and $350,000, thereafter.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses are comprised of the following at March 31, 1998:

             Trade accounts payable                     $  714,075
             Accrued payroll tax interest and
              penalties                                    128,191
             Accrued legal                                  66,128
             Accrued sponsored research fees               110,829
             Other accrued liabilities                     113,357
                                                        ----------
                                                        $1,132,580
                                                        ==========

8.  NOTES PAYABLE

    In July, August and September 1997 the Company issued an aggregate of $495,000 in promissory notes to one investor. In connection therewith, the Company issued the investor warrants to purchase 100,000 shares of the Company's common stock at an exercise price $1.00 per share. The Company has valued the warrants at $394,400 which was recorded as a debt discount and amortized over the life of the notes. The notes were repaid in September 1997 upon the closing of the Company's initial public offering ("IPO")(see
    Note 11).

    In August 1994, the Company borrowed $300,000 pursuant to a convertible note agreement. The note provided for 10% interest per annum, and was payable on August 4, 1997. Pursuant to the note agreement, the Company had the option to issue the noteholder shares of the Company's common stock in lieu of cash interest payments. The Company has issued the noteholder 8,166 and 41,742 shares of common stock valued at approximately $4.60 per share and has recorded interest expense of $37,566 and $192,000, in the year ended March 31, 1998 and 1997, respectively. During the year ended March 31, 1998, the note was converted into 104,348 shares of the Company's common stock.

9.  BRIDGE FINANCING

    From July 1996 through February 1997, the Company sold in a private placement offering 16.1 units, each unit consisting of $100,000 of 10% promissory notes and 34,783 shares of common stock for an aggregate purchase price of $1,610,000. The shares were valued at approximately $4.60 per share and an original issue discount on the notes of $2,576,000 was recorded (resulting in an annualized effective interest rate of 170%). In connection with the offering, the Company also incurred $167,432 of other financing costs related to the bridge financing transaction, of which $103,808 and $63,624 have been allocated to equity and debt, respectively. The original issue discount and deferred financing costs were amortized on a straight-line basis through the original maturity date of June 30, 1997.

    In July 1997, effective upon the consummation of the Company's IPO (see Note
    11), the Company renegotiated the terms of the Bridge Financing with its noteholders. Under the revised terms, one-half of the face amount of the promissory notes ($805,000) and accrued but unpaid interest thereon of approximately $64,000 were converted into 322,000 warrants ("the Warrants") to purchase units at an exercise price of $5.75 per unit (each unit consisting of one share of common stock and one redeemable warrant to purchase one additional share of common stock at an exercise price of $7.50 per share). The Warrants are exercisable for a period of four years commencing one year from the effective date of the IPO. The balance of the promissory notes, including accrued but unpaid interest of approximately $64,000, were repaid from the proceeds of the IPO.

10.  LONG-TERM DEBT

    In October 1997, the Company entered into a loan agreement for the purchase of an automobile in the principal amount of $36,614. The loan bears interest at 9% per annum and is due in 72 equal monthly installments of $660 through October 2003. Future minimum annual principal payments due under the loan are as follows at March 31, 1998:

             YEAR
             1999                                                 $  5,041
             2000                                                    5,514
             2001                                                    6,032
             2002                                                    6,597
             2003                                                    7,216
             Thereafter                                              3,858
                                                                  --------
                                                                    34,258
             Less: current portion                                   5,041
                                                                  --------
                                                                  $ 29,217
                                                                  ========

11. CAPITAL STOCK

    On June 30, 1997, the Company's Board of Directors declared an approximate eight-for-nine (or .8695652:1) reverse stock split of the Company's common stock. In addition, the Company reduced the authorized shares of preferred stock from 5,000,000 to 2,000,000 and of common stock from 100,000,000 to 23,000,000. All shares of common stock, common stock options and warrants included in these financial statements have been restated to give retroactive effect to the reverse stock split for all periods presented.

    In September 1997, the Company completed an IPO of 1,200,600 units (the "Units"), each unit consisting of one share of the Company's common stock and one redeemable Common Stock purchase warrant (the "Redeemable Warrants"), each Redeemable Warrant entitling the holder to purchase one share of Common Stock at an exercise price of $7.50 per share. The Redeemable Warrants are exercisable for a period of four years commencing in September 1998 and are subject to redemption by the Company at $.01 per Redeemable Warrant upon thirty days written notice at any time after September 1998, provided the market price (as defined) of the Company's common stock equals or exceeds $10.00 per share. The Company realized gross proceeds of $6,903,450 and net proceeds, after deducting underwriting discounts and commissions, and other offering expenses payable by the Company of $5,198,055.

    In February 1998, the Company granted a consultant 7,000 shares of its common stock in exchange for services to be provided by the consultant. The Company has recorded $43,750 in consulting expense based upon the fair value of the shares on the date of grant.

    In March 1998, the Company donated 22,000 shares of its common stock to a charitable organization. The Company has recorded $140,250 in expense based upon the fair value of the shares on the date of grant.

12. STOCK OPTIONS AND WARRANTS

    In April 1992, the Company issued its Chairman options to purchase 127,827 shares if its common stock at an exercise price of $.00115 per share, which was the market value of the Company's common stock on the date of grant. The options vested on the issuance date and expire in April 2012. As of March 31, 1998, none of the options have been exercised.

    During the years ended March 31, 1995 and 1996, the Company issued warrants to purchase an aggregate of 73,914 shares of the Company's common stock at an exercise price of $2.88 per share in connection with the issuance of notes payable. The warrants expire in May 1999.

    During the year ended March 31, 1996, the Company issued warrants to purchase 18,261 shares of the Company's common stock at an exercise price of $2.88 per share in connection with the issuance of notes payable. The warrants expired in July 1997.

    In September 1997, and in connection with the Company's IPO (see Note 9), the Company granted the underwriters options to purchase 104,400 units (the "Underwriter's Unit Purchase Options"). Each of the Underwriter's Unit Purchase Options are exercisable to purchase one unit at $9.49, each unit consisting of share of the Company's common stock and one Class B Redeemable Warrant which is identical to the Redeemable Warrants (see Note 9) except that the Class B Redeemable Warrants have an exercise price of $12.38 per share and are subject to redemption in the event the market price of the Company's common stock equals or exceeds $16.50 per share. The Underwriters Unit Purchase Options are exercisable for a period of four years commencing in September 1998.

    In March 1997, the Company implemented its Stock Incentive Plan (the "Plan") which is divided into three separate equity programs: (i) the Discretionary Option Grant Program; (ii) the Stock Issuance Program and (iii) the Automatic Option Grant Program. The programs provide for the grant of incentive and nonqualified stock options for the purchase of up to an aggregate of 500,000 shares of the Company's common stock to employees, members of the Board of Directors and independent consultants to the Company. However, no participant may receive option grants or direct stock issuances of more than 100,000 shares in the aggregate per calendar year. The exercise and vesting periods and the exercise price for options granted under the Plan are determined by a Committee of the Board of Directors. The Plan stipulates that no option may be (i) exercisable after ten years from the date of grant, (ii) granted with an exercise price less than the fair market value of Common Stock on the option grant date. Option vesting provisions are determined for each grant by the Company's Board of Directors.

    In June 1997, the Company granted options to purchase 217,403 shares of its common stock to employees under the Plan at an exercise price of $4.60 per share, which was the estimated fair value of the common stock on the date of grant. The options vest in annual installments over a four year period commencing in June 1998 and are exercisable for a period of ten years from the date of grant.

    Transactions under the Plan are summarized as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                NUMBER       EXERCISE
                                                               OF SHARES      PRICE
                                                               ---------     --------
       Options outstanding, March 31, 1997                           --          --
       Options granted                                          217,403       $4.60
       Options forfeited                                         (9,567)       4.60
                                                               --------       -----
       Options outstanding at March 31, 1998                    207,836        4.60
                                                               ========       =====
       Options available for future grant                       292,164
                                                               ========
       Weighted average fair value of options granted during
       the year ended March 31, 1998                           $   2.63
                                                               ========

    In April and June 1997, the Company granted non-plan options to purchase 173,915 shares of its common stock to consultants. The options have an exercise price of $2.88 per share and expire in April 2007. The estimated fair value of the Company's common stock at the date of grant was $4.60 per share. 17,392 of such options were immediately vested and the remaining options vest over a three year period. During the year ended March 31, 1998, the Company recorded $543,485 in deferred compensation expense related to these options which is being amortized over the vesting period.

    In December 1997, the Company granted non-plan options to purchase 25,000 shares of its common stock to a consultant. The options have an exercise price of $6.00 per share, which was the estimated fair value of the common stock on the date of grant, and expire in December 2007. The options vest in equal annual installments over a five year period beginning in December 1998. During the year ended March 31, 1998, the Company recorded $85,800 in deferred compensation expense related to these options which is being amortized over the vesting period.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan and other stock-based compensation issued to employees and directors. Had compensation cost for options grants to employees been determined based upon the fair value at the date of grant for awards under the Plan consistent with the methodology prescribed under Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("FAS 123"), the Company's net loss and loss per share for the year ended March 31, 1998 would have increased by approximately $173,000 or $.06, respectively.

    The fair values of options granted to employees and consultants during the year ended March 31, 1998 has been determined on the date of the respective grant using the Black-Scholes option pricing model based on the following assumptions:

           Dividend yield                                        None
           Weighted average risk free interest rate
              on date of grant                                   6.00%
           Volatility                                            60%
           Forfeitures                                           None
           Expected life                                         5 years

13.  COMMITMENTS

    In July 1996, the Company entered into an agreement to lease office and factory space in State College, Pennsylvania for one year at an annual rent of $101,750. The Company has an option in perpetuity to renew the lease for additional one year periods which must be exercised within three months of the end of the lease term for the respective year. During the fiscal year ended March 31, 1998, the Company exercised its option to renew the lease through June 30, 1999.

    In March 1997, the Company entered into a three-year employment agreement with its Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for an annual compensation of $96,000 and the payment of an annual bonus of up to 25% of base salary plus $24,000, through the term of the agreement, in consideration for past services rendered.

    During the year ended March 31, 1998, the Company entered into several consulting agreements which expire in 2002. Under the terms of the agreements, the Company is obligated to pay aggregate annual consulting fees of $120,000.

14. INCOME TAXES

    The Company has incurred losses since inception which have generated net operating loss carryforwards of approximately $7,200,000 at March 31, 1998, for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire at various dates through 2013 for federal income tax purposes. These losses are subject to limitation on future years' utilization should certain ownership changes occur

    The net operating loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax benefit of approximately $3,160,000 at March 31, 1998. In consideration of the Company's accumulated losses and uncertainty about its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such dates to fully offset the deferred tax benefit amount.

    For the years ended March 31, 1998 and 1997, the Company's effective tax rates differ from the federal statutory rate principally due to net operating losses for which no benefit has been recorded, state taxes and other permanent differences.

15. ECONOMIC DEPENDENCY

    To date, the Company's revenues have been materially dependent on a limited number of customers. The nature of the Company's business (see Note 1) is such that during any individual accounting period it may sell its products to a limited number of significant customers. During the fiscal year ended March 31, 1998 the Company's product sales consisted of approximately 15%, 14%, 13% and 12% to four separate customers. During the fiscal year ended March 31, 1997, the Company's product sales consisted of approximately 13% to one customer and 11% to another customer. The Company's existing and proposed products require high quality raw materials and components that the Company purchases from third party suppliers. The Company believes adequate sources of supply exist for all raw materials and components it will need, and that such items are available on commercially reasonable terms.

16. LEGAL PROCEEDINGS

    GRYNBERG MATTER

    In March 1996, a complaint was filed in the District Court for the City and County of Denver, Colorado alleging common law fraud and violation of the Colorado Securities Act in connection with the plaintiff's purchase of Common Stock of the Company in 1992. Specifically, the plaintiff alleges that the co-defendant placement agent induced the plaintiff's purchase of a unit in a private placement by misrepresenting that the plaintiff was being offered the sole remaining unit in such private placement and that the Company would undertake a public offering within six months of completing such private placement. The plaintiff sought rescissionary damages in the sum of $45,000, punitive damages in like amount, interest, costs and attorneys' fees. The court by order dated March 6, 1997 struck the punitive damages claim, and later ruled that the plaintiff could seek either rescission or restitution. In February 1998, judgment was entered against the plaintiff and in favor of the Company with regard to the plaintiff's claim for damages. The time for the plaintiff to file an appeal of the judgment has not yet expired. Should an appeal be filed, the Company believes, based in part on its discussions with its litigation counsel, that it has meritorious defenses to these claims and it intends to defend the litigation vigorously. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect.

    RUBIN MATTER

    On April 21, 1997, a complaint was filed in the Supreme Court of the State of New York alleging breach of contract. Specifically, the plaintiff alleges that the Company defaulted under a promissory note issued to plaintiff on May 16, 1996 in the amount of $175,000 (the "Rubin Note") while such Note was outstanding and therefore that the Company is liable and indebted to plaintiff in the principal amount of $175,000, together with interest and expenses. The Company, on May 2,1997, paid the principal and interest due under the Rubin Note.

    The main remaining issue asserted by the plaintiff is whether, pursuant to an alleged related agreement, the plaintiff is entitled to 152,174 shares (adjusted to reflect stock splits) of Common Stock or, alternatively, $875,000. Plaintiff alleges that the Company undertook to enter into a securities purchase agreement pursuant to which he should have received the aforementioned shares of Common Stock. The Company contends that such securities purchase agreement was never discussed and therefore that no agreement was reached with respect to the terms thereof. Such securities purchase agreement was not signed by either of the parties to the Rubin Note. The Company believes that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of litigation and because the lawsuit is in the initial stages, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel.

17. SUBSEQUENT EVENTS

    In May and June 1998, the Company entered into consulting agreements with several scientific advisors. Under the terms of the agreements, the consultants were issued options to purchase shares of the Company's common stock. The options will vest in equal annual installments over a three-year period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On December 15, 1997, the Board of Directors approved the engagement of Price Waterhouse LLP as the independent accountants for SpectruMedix Corporation(the "Registrant"). The Board of Directors also accepted the resignation of Lazar, Levine & Company LLP as such independent accountants, dated December 8,1997.

        During the two fiscal years ended March 31, 1997 and the subsequent interim period through December 8, 1997, (i) there were no disagreements with Lazar, Levine & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused it to make reference in connection with its report to the subject matter of the disagreement, and (ii) Lazar, Levine & Company LLP has not advised the Registrant of any reportable events, as defined in paragraphs (A) through (D) of
Item 304 (a)(1)(iv) of Regulation S-B.

        The accountants' report of Lazar, Levine & Company LLP on the consolidated financial statements of SpectruMedix Corporation for the years ended March 31, 1997 and March 31, 1996 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE OFFICERS

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

        The information required by this Item 9 concerning the directors, executive officers, promoters and control persons of the Company is incorporated by reference from the information under the captions "Proposal One - Election of Directors - Information With Respect to Nominees" and "Executive Compensation and Other Information - Directors, Executive Officers, Promoters and Control Persons" in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        The information required by this Item 9 as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by this Item 10 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 11 is incorporated by reference from the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 12 is incorporated by reference from the information under the caption "Executive Compensation and Other Information - Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit No.     Description
        -----------     -----------
          3.1(1)        Restated Certificate of Incorporation of the Registrant,
                        as filed with the Delaware Secretary of State on
                        March 5, 1993.

          3.2(1)        Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, as filed with the Delaware Secretary of State on March 11, 1997.

          3.3(1) Second Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on September 16, 1997.

          3.4(1)        Amended and Restated Bylaws of the Registrant.

          4.1(1)        Form of Stock Certificate.

          4.2(1) Form of Registration Rights Agreement by and between the Registrant and certain stockholders.

          4.3(1)(5)     1997 Stock Incentive Plan of the Registrant and related
                        documents.

          4.4(1)        Form of SpectruMedix Corporation Unit Purchase Option.

          4.5(1) Form of Warrant Agreement by and between the Registrant and ChaseMellon Shareholder Services, L.L.C.

          4.6(1)(5)     Notice of Grant and Stock Option Agreement for option to
                        purchase shares of Common Stock granted to Joseph K.
                        Adlerstein.

          4.7(1)        Form of Unit.

          4.8(1)        Form of Redeemable Warrant.

          4.9(1)        Form of Warrant issued in the Bridge Financing.

          10.1(1)       Form of Indemnification Agreement.

          10.2(1) Asset Purchase Agreement dated April 5, 1993 by and between Lab Software Associates, Inc and the Registrant.

          10.3(1)       Reserved.

          10.4(1) Form of Warrant Agreement by and between the Company and the Gross Foundation, Inc.

          10.5(1)(3)    Option Agreement dated May 1, 1995 by between the
                        Registrant and Iowa State University Research Foundation.

          10.6(1) Commercial Lease Agreement dated July 9, 1996 by and between FMF Partnership and the Registrant.

          10.7(1)(3)    Option and Bailment Agreement for an Exclusive License
                        between the Registrant and the Regents of the University
                        of California dated December 1, 1996.

          10.8(1)(3)    Research Agreement No. M2498 dated December 1, 1996 by
                        and between the Regents of the University of California,
                        Berkeley and the Registrant.

          10.9(1)(5)    Employment Agreement dated March 31, 1997 by and between
                        the Registrant and Joseph K. Adlerstein.

          10.10(1)(5)   Employment Agreement dated March 31, 1997 by and between
                        the Registrant and Bernard Sonnenschein.

          10.11(1)(3)   Scientific Advisory Board and Consulting Agreement by
                        and between the Registrant and Dr. Edward Yeung.

          10.12(1)(3)   Scientific Advisory Board and Consulting Agreement by
                        and between the Registrant and Dr. Marc Hellerstein.

          10.13(1)(3)   License Agreement dated June 24, 1997 by and between the
                        Registrant and Iowa State University Research
                        Foundation, Inc.

          10.14(1)(5)   Amendment No. 1 to Employment Agreement by and between
                        the Registrant and Joseph K. Adlerstein.

          10.15(1)(5)   Letter Agreement by and between the Registrant and
                        Bernard Sonnenschein.

          10.16(6)*     Amendment No. 1 to Option and Bailment Agreement for an
                        Exclusive License between the Registrant and the Regents
                        of the University of California, effective as of January
                        15, 1998.

          10.17(7)*     Amendment No. 1 to Research Agreement No. M2498 by and
                        between the Regents of the University of California,
                        Berkeley and the Registrant.

          10.18(4)*     Sponsored Research Agreement, effective as of March 15,
                        1998, by and between The Trustees of the University of
                        Pennsylvania and the Registrant.

          10.19(4)*     License Agreement, effective as of March 15, 1998, by
                        and between The Trustees of the University of
                        Pennsylvania and the Registrant.

          16.1(2)       Letter on Change in Certifying Accountant.

          23.1*         Consent of Independent Accountants.

          23.2*         Consent of Independent Certified Public Accountants.

          23.3*         Consent of Independent Certified Public Accountants.

          24.1*         Power of Attorney (see page II-5).

          27*           Financial Data Schedule

----------
        *      Filed herewith.

        (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2, File No. 333-31843, which was declared effective September 16, 1997.

        (2) Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8- K, filed with the Commission on December 15, 1997.

        (3) Confidential treatment has been granted with respect to certain portions of this Exhibit.

        (4) Confidential treatment has been requested with respect to certain portions of this Exhibit. Such information has been omitted and filed separately with the Commission.

        (5)    Management contract or compensation plan.

        (6) Amendment to Exhibit 10.7, for which confidential treatment was granted.

        (7) Amendment to Exhibit 10.8, for which confidential treatment was granted.

(b)     Reports on Form 8-K

        No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 26, 1998

                                          SPECTRUMEDIX CORPORATION

                                    By:   /s/ Joseph K. Adlerstein, Ph.D.
                                          --------------------------------------
                                          Joseph K. Adlerstein, Ph.D.
                                          President and, Chief Executive Officer

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person who signature appears below constitutes and appoints jointly and severally, Joseph K. Adlerstein, Ph.D. and Bernard Sonnenschein, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                Title                            Date
          ---------                                -----                            ----
/s/ Joseph K. Adlerstein, Ph.D.      President, Chief Executive Officer         June 26, 1998
---------------------------------    and Chairman of the Board
Joseph K. Adlerstein, Ph.D.          (principal executive officer)

/s/ Bernard Sonnenschein             Treasurer, Secretary and Director          June 26, 1998
---------------------------------    (principal financial and accounting
Bernard Sonnenschein                 officer)

                                 EXHIBIT INDEX

        Exhibit No.     Description
        -----------     -----------
          3.1(1)        Restated Certificate of Incorporation of the Registrant,
                        as filed with the Delaware Secretary of State on
                        March 5, 1993.

          3.2(1)        Certificate of Amendment to Restated Certificate of
                        Incorporation of the Registrant, as filed with the Delaware Secretary of State on March 11, 1997.

          3.3(1) Second Amended and Restated Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on September 16, 1997.

          3.4(1)        Amended and Restated Bylaws of the Registrant.

          4.1(1)        Form of Stock Certificate.

          4.2(1) Form of Registration Rights Agreement by and between the Registrant and certain stockholders.

          4.3(1)(5)     1997 Stock Incentive Plan of the Registrant and related
                        documents.

          4.4(1)        Form of SpectruMedix Corporation Unit Purchase Option.

          4.5(1) Form of Warrant Agreement by and between the Registrant and ChaseMellon Shareholder Services, L.L.C.

          4.6(1)(5)     Notice of Grant and Stock Option Agreement for option to
                        purchase shares of Common Stock granted to Joseph K.
                        Adlerstein.

          4.7(1)        Form of Unit.

          4.8(1)        Form of Redeemable Warrant.

          4.9(1)        Form of Warrant issued in the Bridge Financing.

          10.1(1)       Form of Indemnification Agreement.

          10.2(1) Asset Purchase Agreement dated April 5, 1993 by and between Lab Software Associates, Inc and the Registrant.

          10.3(1)       Reserved.

          10.4(1) Form of Warrant Agreement by and between the Company and the Gross Foundation, Inc.

          10.5(1)(3)    Option Agreement dated May 1, 1995 by between the
                        Registrant and Iowa State University Research Foundation.

          10.6(1) Commercial Lease Agreement dated July 9, 1996 by and between FMF Partnership and the Registrant.

          10.7(1)(3)    Option and Bailment Agreement for an Exclusive License
                        between the Registrant and the Regents of the University
                        of California dated December 1, 1996.

          10.8(1)(3)    Research Agreement No. M2498 dated December 1, 1996 by
                        and between the Regents of the University of California,
                        Berkeley and the Registrant.

          10.9(1)(5)    Employment Agreement dated March 31, 1997 by and between
                        the Registrant and Joseph K. Adlerstein.

          10.10(1)(5)   Employment Agreement dated March 31, 1997 by and between
                        the Registrant and Bernard Sonnenschein.

          10.11(1)(3)   Scientific Advisory Board and Consulting Agreement by
                        and between the Registrant and Dr. Edward Yeung.

          10.12(1)(3)   Scientific Advisory Board and Consulting Agreement by
                        and between the Registrant and Dr. Marc Hellerstein.

          10.13(1)(3)   License Agreement dated June 24, 1997 by and between the
                        Registrant and Iowa State University Research
                        Foundation, Inc.

          10.14(1)(5)   Amendment No. 1 to Employment Agreement by and between
                        the Registrant and Joseph K. Adlerstein.

          10.15(1)(5)   Letter Agreement by and between the Registrant and
                        Bernard Sonnenschein.

          10.16(6)*     Amendment No. 1 to Option and Bailment Agreement for an
                        Exclusive License between the Registrant and the Regents
                        of the University of California, effective as of January
                        15, 1998.

          10.17(7)*     Amendment No. 1 to Research Agreement No. M2498 by and
                        between the Regents of the University of California,
                        Berkeley and the Registrant.

          10.18(4)*     Sponsored Research Agreement, effective as of March 15,
                        1998, by and between The Trustees of the University of
                        Pennsylvania and the Registrant.

          10.19(4)*     License Agreement, effective as of March 15, 1998, by
                        and between The Trustees of the University of
                        Pennsylvania and the Registrant.

          16.1(2)       Letter on Change in Certifying Accountant.

          23.1*         Consent of Independent Accountants.

          23.2*         Consent of Independent Certified Public Accountants.

          23.3*         Consent of Independent Certified Public Accountants.

          24.1*         Power of Attorney (see page II-5).

          27*           Financial Data Schedule

----------
        *      Filed herewith.

        (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2, File No. 333-31843, which was declared effective September 16, 1997.

        (2) Incorporated by reference to exhibits filed with Registrant's Current Report on Form 8- K, filed with the Commission on December 15, 1997.

        (3) Confidential treatment has been granted with respect to certain portions of this Exhibit.

        (4) Confidential treatment has been requested with respect to certain portions of this Exhibit. Such information has been omitted and filed separately with the Commission.

        (5)    Management contract or compensation plan.

        (6) Amendment to Exhibit 10.7, for which confidential treatment was granted.

        (7) Amendment to Exhibit 10.8, for which confidential treatment was granted.

(b)     Reports on Form 8-K

        No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 1998.