Form 10QSB/A
period 1997-09-30
SPECTRUMEDIX CORP
filed 1998-07-13
CIK 1035451

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A



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

** As of September 30, 1997, the Registrant had not been subject to the filing requirements of the Securities Exchange Act of 1934 for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997: 3,381,526.

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                                          PAGE NO.
             Item 1.  Financial Statements

                      Condensed Balance Sheets - September 30, 1997
                        and March 31, 1997.....................................              1

                      Condensed Statements of Operations - Six and
                        Three Months Ended September 30, 1997 and
                         September 30, 1996....................................              2

                      Condensed Statements of Cash Flows - Six Months
                        Ended September 30, 1997 and September 30, 1996........              3

                      Notes to Financial Statements............................              4

             Item 2.  Management's Discussion and Analysis of Results
                        of Operations and Financial Condition..................              9

             Risk Factors......................................................             13

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings........................................             21

             Item 2.  Changes in Securities and Use of Proceeds................             21

             Item 3.  Defaults Upon Senior Securities..........................             21

             Item 4.  Submission of Matters to a Vote of Security Holders......             21

             Item 5.  Other Information........................................             21

             Item 6.  Exhibits and Reports on Form 8-K

                      (a)     Exhibits.........................................             21

                      (b)     Reports on Form 8-K..............................             21



                                       (i)

PART I.      FINANCIAL INFORMATION.
Item 1.      Financial Statements

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              September 30,       March 31,
                                                                  1997              1997*
                                                              -------------     ------------
                                                               (Unaudited)
                                                               (as restated
                                                               see Note 9)
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 3,158,824       $   352,290
  Accounts receivable, net                                         18,148            80,953
  Inventories                                                     203,474           109,450
                                                              -----------       -----------
  TOTAL CURRENT ASSETS                                          3,380,446           542,693
                                                              -----------       -----------
PROPERTY AND EQUIPMENT, net                                        71,788            59,346
                                                              -----------       -----------

OTHER ASSETS:
  Original issue discount on bridge financing notes, net of
    amortization of $1,311,601 for March 31, 1997                  -              1,264,399
  Deferred initial public offering costs                           -                328,228
  Deferred bridge financing costs, net of amortization of
    $47,718 for March 31, 1997                                     -                 15,906
  Patent fees                                                      78,798            41,460
  License and license options                                     175,015            25,015
  Security deposit                                                  8,479             8,479
                                                              -----------       -----------
  TOTAL OTHER ASSETS                                              262,292         1,683,487
                                                              -----------       -----------
TOTAL ASSETS                                                  $ 3,714,526       $ 2,285,526
                                                              ===========       ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            $   470,778       $   564,445
  Accrued payroll and payroll taxes                                64,121           314,720
  Notes payable - officers                                         -                 74,166
  Notes payable - bridge financing                                 -              1,610,000
  Notes payable - others                                           -                390,728
  Convertible note payable                                        300,000           300,000
  Customer deposits                                                32,944            -
  Other accrued liabilities                                       410,415           536,847
                                                              -----------       -----------
  TOTAL CURRENT LIABILITIES                                     1,278,258         3,790,906
                                                              -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.00115 par value, 2,000,000 shares
    authorized, none issued or outstanding                         -                 -
  Common stock, $.00115 par value, 23,000,000 shares
    authorized, 3,381,526 (September 30, 1997) and
    2,173,100 (March 31, 1997) shares issued and outstanding        3,889             2,499
  Additional paid-in capital                                   10,083,314         3,013,053
  Accumulated deficit                                          (7,210,950)       (4,520,932)
                                                              -----------       -----------
                                                                2,876,253        (1,505,380)
  Less:deferred compensation                                     (439,985)            -
                                                              -----------       -----------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          2,436,268        (1,505,380)
                                                              -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)           $ 3,714,526       $ 2,285,526
                                                              ===========       ===========

*  Derived from audited financial statements.



                                            (1)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    Six Months Ended                  Three Months Ended
                                                      September 30,                      September 30,
                                              ----------------------------      ----------------------------
                                                  1997             1996            1997              1996
                                              -----------      -----------      -----------      -----------
                                              (as restated                      (as restated
                                              see Note 9)                       see Note 9)
REVENUES                                      $   123,421      $   220,026      $    36,337      $   147,422

COST OF REVENUES                                  176,071          172,406           78,772          102,582
                                              -----------      -----------      -----------      -----------

GROSS (LOSS) PROFIT                               (52,650)          47,620          (42,435)          44,840
                                              -----------      -----------      -----------      -----------

OPERATING EXPENSES:
  Research and development costs, net             509,856          171,359          247,417           97,855
  General and administrative expenses             432,989          366,499          177,173          212,053
                                              -----------      -----------      -----------      -----------

  TOTAL OPERATING EXPENSES                        942,845          537,858          424,590          309,908
                                              -----------      -----------      -----------      -----------

OPERATING LOSS                                   (995,495)        (490,238)        (467,025)        (265,068)
                                              -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest income                                   1,331               --            1,331               --
  Interest expense                               (129,286)        (106,716)         (60,424)         (79,539)
  Amortization of original issue discount
    and deferred bridge financing costs        (1,674,705)         (93,538)        (394,400)         (93,538)
                                              -----------      -----------      -----------      -----------
  TOTAL OTHER INCOME (EXPENSE):                (1,802,660)        (200,254)        (453,493)        (173,077)
                                              -----------      -----------      -----------      -----------

LOSS BEFORE EXTRAORDINARY ITEMS                (2,798,155)        (690,492)        (920,518)        (438,145)

EXTRAORDINARY ITEMS (Note 4)                      108,136               --          108,136              --
                                              -----------      -----------      -----------      -----------

NET INCOME (LOSS)                             $(2,690,019)     $  (690,492)     $  (812,382)     $  (438,145)
                                              ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            2,219,067        1,696,563        2,264,533        1,696,563
                                              ===========      ===========      ===========      ===========

INCOME (LOSS) PER SHARE:
  Loss before extraordinary items             $     (1.26)     $      (.41)     $      (.41)     $      (.26)
  Extraordinary items                                 .05               --              .05               --
                                              -----------      -----------      -----------      -----------

NET LOSS                                      $     (1.21)     $      (.41)     $      (.36)      $      (.26)
                                              ===========      ===========      ===========      ===========


                                       (2)

                                   SPECTRUMEDIX CORPORATION
                        (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                              CONDENSED STATEMENTS OF CASH FLOWS

                                          (UNAUDITED)


                                                                             Six Months Ended
                                                                                September 30,
                                                                             1997            1996
                                                                         -----------      -----------
                                                                         (as restated
                                                                         see Note 9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  Cash flows from operating activities:
    Net loss                                                             $(2,690,019)     $  (640,492)
                                                                         -----------      -----------
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Amortization of original issue discount and deferred bridge
          financing costs                                                  1,674,705           93,538
        Depreciation and amortization                                         15,404           10,143
        Interest paid with issuance of common stock                           36,000           96,000
        Non-cash compensation expense                                        103,500               --
        Extraordinary gain on forgiveness of debt                            108,136               --
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                                62,805          (16,726)
    (Increase) decrease in inventory                                         (94,024)           4,790
    Increase in other assets                                                (187,338)         (13,065)
    Increase (decrease) in accounts payable                                  (93,667)         192,207
    Increase (decrease) in customer deposits                                  32,944          (57,657)
    Decrease in other accrued liabilities                                   (170,567)         (35,518)
    Increase (decrease) in accrued payroll and payroll taxes payable        (250,599)          48,834
                                                                         -----------      -----------
    Total adjustments                                                      1,237,299          322,546
                                                                         -----------      -----------
  Net cash used by operating activities                                   (1,452,720)        (317,946)
                                                                         -----------      -----------
  Cash flows used by investing activities:
    Purchase of equipment                                                    (27,846)         (25,198)
                                                                         -----------      -----------
  Cash flows from financing activities:
    Proceeds from initial public offering                                  6,903,450               --
    Initial public offering costs                                         (1,346,456)              --
    Proceeds from bridge financing notes                                          --          300,000
    Repayment of bridge financing notes                                     (805,000)              --
    Proceeds from notes payable - others                                     500,164          185,384
    Costs of private placement of common stock                                    --          (85,308)
    Bridge financing costs                                                        --          (52,285)
    Proceeds from officers' notes                                              1,238           33,000
    Repayment of officers' notes                                             (75,404)         (30,761)
    Repayment of notes payable - others                                     (890,892)              --
    Decrease in bank overdraft                                                    --           (6,886)
                                                                         -----------      -----------
  Net cash provided by financing activities                                4,287,100          343,144
                                                                         -----------      -----------
Net increase in cash and cash equivalents                                  2,806,534               --

Cash and cash equivalents, at beginning of period                            352,290               --
                                                                         -----------      -----------
Cash and cash equivalents, at end of period                              $ 3,158,824      $        --
                                                                         ===========      ===========


  Non-cash investment and financing activities:
    During the six months ended September 30, 1997, deferred initial public offering, costs of $1,674,684 were offset against the proceeds of the offering.



                                            (3)

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

NOTE 4 - EXTRAORDINARY ITEMS

         During September 1997, in connection with reaching settlements with different vendors and other third parties, and in making revisions to estimates of certain accrued expenses, the Company recognized debt forgiveness income of $108,136. This amount represents the excess of obligations previously recorded over the amount of settlement with the respective creditors.

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

NOTE 9 - RESTATEMENTS

         The Company is restating its quarterly financial statements on Form 10-QSB/A for the three and six months ended September 30, 1997. The restatements are a result of the following items: (i) In June 1997, the Company granted compensatory options to scientific advisors. The statements as originally filed did not include compensation expense or deferred compensation related to such options; (ii) From July through September 1997, the Company issued warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share in connection with the issuance of notes payable. Such notes were repaid in September 1997 upon completion of the Company's initial public offering. The statements as originally filed did not reflect the fair value of the warrants as a debt discount and the related amortization thereof; and (iii) Effective September 1997, upon completion of the Company's initial public offering, the Company renegotiated the terms of its outstanding 10% notes payable in the principal amount of $1,610,000. Under the revised terms, $869,007 representing one-half of the face amount of the promissory notes and accrued but unpaid interest thereon of $64,007 were converted into 322,000 warrants to purchase units at an exercise price of $5.75 per unit (each unit consisting of one share of common stock and one Redeemable Warrant). The statements as originally filed reflected the $869,007 in principal and accrued interest converted into warrants as an extraordinary gain on extinguishment of debt. The statements, as restated, reflect such amounts (which approximate the fair value of the warrants) as additional paid-in-capital. The impact of these restatements on the Company's statement of operations is summarized as follows:


                                      (7)

                                                             SIX MONTHS ENDED
                                                            SEPTEMBER 30  1997
                                                  ---------------------------------------
                                                  AS ORIGINALLY                   AS
                                                     REPORTED                  RESTATED
Loss before extraordinary items                   $  (2,300,255)            $  (2,798,155)

Extraordinary items                                     977,136                   108,136
                                                  -------------             -------------

Net income (loss)                                 $  (1,323,119)            $  (2,690,019)
                                                  =============             =============
Income (loss) per share:
   Loss before extraordinary items                $       (1.04)            $       (1.26)
   Extraordinary items                                     0.44                      0.05
                                                  -------------             -------------

Net loss per share                                $       (0.60)            $       (1.21)
                                                  =============             =============

                                                             THREE MONTHS ENDED
                                                             SEPTEMBER 30, 1997
                                                  ---------------------------------------
                                                  AS ORIGINALLY                   AS
                                                     REPORTED                  RESTATED
Loss before extraordinary items                   $    (489,818)            $    (920,518)

Extraordinary items                                     977,136                   108,136
                                                  -------------             -------------

Net income (loss)                                 $     487,318             $    (812,382)
                                                  =============             =============
Income (loss) per share:
   Loss before extraordinary items                $       (0.22)            $       (0.41)
   Extraordinary items                                     0.44                      0.05
                                                  -------------             -------------

Net loss per share                                $        0.22             $       (0.36)
                                                  =============             =============


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

         The Company has not been profitable since inception and had an accumulated deficit of $7,210,950 at September 30, 1997. Successful future operations depend upon the Company's ability to develop and commercialize its products. The Company will require additional funds to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.



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

         Research and development expenses increased 198% in 1997 to $509,856 from $171,359 in 1996, due primarily to increased expenditures for the Company's new licensed technologies. The proceeds of the Bridge Financing during the second half of the fiscal year ended March 31, 1997, enabled the Company to increase its research and development activities, which are dependent primarily on cash availability. The Company anticipates that research and development expenses will increase for fiscal year 1998 as a result of expenses relating to its option and research and development agreements with the University of California, Berkeley and its license agreement with Ames Laboratory/Iowa State University and the ability to fund such activities from the proceeds of the Public Offering.

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


         Research and development expenses increased 153% to $247,417 for the three months ended September 30, 1997 from $97,855 for the three months ended September 30, 1996. The increase was due primarily to increased expenditures for the Company's new licensed technologies.

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

         HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred operating losses since its inception in 1992. At September 30, 1997, the Company had an accumulated deficit of $7,210,950. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company will need to either substantially expand the sales of its existing products and services or successfully develop and commercialize its new products to reach profitability. No assurance can be given that the Company will be able to accomplish either such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. The Company is dependent upon the proceeds of its initial public offering (the "Public Offering") to continue its operations. In addition, the proceeds of the Public Offering may not be sufficient to allow the Company to materially alter its reliance on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                                      SPECTRUMEDIX CORPORATION



DATED:  July 10, 1998              By:  /s/ JOSEPH K. ADLERSTEIN
                                      ------------------------------------------
                                      Joseph K. Adlerstein
                                      President, Chief Executive Officer and
                                      Chairman of the Board (Principal Executive
                                      Officer)



DATED:  July 10, 1998              By:  /s/ BERNARD SONNENSCHEIN
                                      ------------------------------------------
                                      Bernard Sonnenschein
                                      Treasurer, Secretary and Director
                                      (Principal Financial and Accounting
                                      Officer)




                                      (22)

                               INDEX TO EXHIBITS

Exhibit
 No.                    Description
 ---                    -----------

27                Financial Data Schedule.