Form 10QSB/A
period 1997-12-31
SPECTRUMEDIX CORP
filed 1998-07-13
CIK 1035451

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

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                      December 31,        March 31,
                                                                          1997              1997*
                                                                      -----------        -----------
                                                                      (Unaudited)
                                                                      (as restated
                                                                      see Note 9)
CURRENT ASSETS:
  Cash and cash equivalents                                           $ 2,431,014        $   352,290
  Accounts receivable, net                                                 22,330             80,953
  Inventories                                                             396,656            109,450
                                                                      -----------        -----------
     TOTAL CURRENT ASSETS                                               2,850,000            542,693
                                                                      -----------        -----------

PROPERTY AND EQUIPMENT, net                                                64,498             59,346
                                                                      -----------        -----------

OTHER ASSETS:
  Original issue discount on bridge financing notes, net of
    amortization of $1,311,601 for March 31, 1997                            --            1,264,399
  Deferred initial public offering costs                                     --              328,228
  Deferred bridge financing costs, net of amortization of
    $47,718 for March 31, 1997                                               --               15,906
  Patent fees                                                             181,610             41,460
  License and license options                                             225,015             25,015
  Security deposit                                                          8,479              8,479
                                                                      -----------        -----------
     TOTAL CURRENT ASSETS                                                 415,104          1,683,487
                                                                      -----------        -----------

TOTAL ASSETS                                                          $ 3,329,602        $ 2,285,526
                                                                      ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                    $   602,770        $   564,445
  Accrued payroll and payroll taxes                                        73,011            314,720
  Notes payable - officers                                                   --               74,166
  Notes payable - bridge financing                                           --            1,610,000
  Notes payable - others                                                     --              390,728
  Convertible note payable                                                   --              300,000
  Customer deposits                                                        18,881               --
  Other accrued liabilities                                               319,533            536,847
                                                                      -----------        -----------
     TOTAL CURRENT LIABILITIES                                          1,014,195          3,790,906
                                                                      -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.00115 par value, 2,000,000 shares
    authorized, none issued or outstanding                                   --                 --
  Common stock, $.00115 par value, 23,000,000 shares
    authorized, 3,486,214 (December 31, 1997)
    and 2,173,100 (March 31, 1997)
    shares issued and outstanding                                           4,009              2,499
  Additional paid-in capital                                           10,453,500          3,013,053
  Accumulated deficit                                                  (7,654,250)        (4,520,932)
                                                                      -----------        -----------
                                                                        2,803,259         (1,505,380)
     Less: deferred compensaton                                          (487,852)                --
                                                                      -----------        -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               2,315,407         (1,505,380)
                                                                      -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 3,329,602        $ 2,285,526
                                                                      ===========        ===========

* Derived from audited financial statements

                                       (i)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                    Nine Months Ended               Three Months Ended
                                                       December 31,                    December 31,
                                              ----------------------------      ----------------------------
                                                 1997*             1996            1997*             1996
                                              -----------      -----------      -----------      -----------
                                              (as restated                      (as restated
                                              see Note 9)                        see Note 9)
REVENUES                                      $   262,554      $   312,405      $   139,133      $    92,379

COST OF REVENUES                                  277,962          310,754          104,648          138,348
                                              -----------      -----------      -----------      -----------

GROSS PROFIT (LOSS)                               (15,408)           1,651           34,485          (45,969)
                                              -----------      -----------      -----------      -----------

OPERATING EXPENSES:
  Research and development costs, net             688,094          284,383          200,948          113,024
  General and administrative expenses             802,997          606,881          344,541          240,382
                                              -----------      -----------      -----------      -----------

  TOTAL OPERATING EXPENSES                      1,491,091          891,264          545,489          353,406
                                              -----------      -----------      -----------      -----------

OPERATING LOSS                                 (1,506,499)        (889,613)        (511,004)        (399,375)
                                              -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Interest income                                  29,727             --             28,396             --
  Amortization of original issue
    discount and deferred bridge
    financing costs                            (1,674,705)        (729,210)              --         (635,672)
  Interest expense                               (131,751)        (133,610)          (2,465)         (26,894)
                                              -----------      -----------      -----------      -----------
    TOTAL OTHER INCOME (EXPENSE)               (1,776,729)        (862,820)          25,931         (662,566)
                                              -----------      -----------      -----------      -----------

LOSS BEFORE EXTRAORDINARY ITEMS                (3,283,228)      (1,752,433)        (485,073)      (1,061,941)

EXTRAORDINARY ITEMS                               149,910             --             41,774             --
                                              -----------      -----------      -----------      -----------

NET INCOME (LOSS)                             $(3,133,318)     $(1,752,433)     $  (443,299)     $(1,061,941)
                                              ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            2,642,445        1,859,332        3,477,009        1,859,332
                                              ===========      ===========      ===========      ===========

INCOME (LOSS) PER SHARE:
  Loss before extraordinary items             $     (1.24)     $      (.94)     $      (.13)     $      (.57)
  Extraordinary items                                 .05             --               --               --
                                              -----------      -----------      -----------      -----------

NET LOSS                                      $     (1.19)     $      (.94)     $      (.13)     $      (.57)
                                              ===========      ===========      ===========      ===========




*Reclassified for comparative purposes



                                      (ii)

                            SPECTRUMEDIX CORPORATION
                 (FORMERLY PREMIER AMERICAN TECHNOLOGIES CORP.)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                                   1997           1996
                                                                                -----------    -----------
                                                                                (as restated
                                                                                see Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(3,133,318)   $(1,752,433)
                                                                                -----------    -----------
  Adjustments to reconcile net loss to net cash from operating activities:
      Amortization of original issue discount and deferred bridge
        financing costs                                                           1,674,705        729,210
      Depreciation and amortization                                                  22,694         17,274
      Interest paid with issuance of common stock                                    37,565        108,750
      Non-cash compensation expense                                                 141,433             --
      Extraordinary gain on forgiveness of debt                                     149,910             --
      (Increase) decrease in:
        Accounts receivable                                                          58,623        (10,331)
        Inventory                                                                  (287,206)        14,630
        Other assets                                                               (340,150)       (18,065)
      Increase (decrease) in:
        Accounts payable                                                           (111,485)       230,784
        Accrued payroll and payroll taxes payable                                  (241,709)        57,664
        Customer deposits                                                            18,881        (89,573)
        Other accrued liabilities                                                  (153,414)        29,065
                                                                                -----------    -----------
    Total adjustments                                                               969,847      1,069,408
                                                                                -----------    -----------
       NET CASH USED BY OPERATING ACTIVITIES                                     (2,163,471)      (683,025)
                                                                                -----------    -----------

CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchase of equipment                                                             (27,846)       (49,199)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering                                           6,903,450           --
  Initial public offering costs                                                  (1,363,515)          --
  Proceeds from bridge financing notes                                                 --          760,000
  Repayment of bridge financing notes                                              (805,000)          --
  Proceeds from notes payable - others                                              500,164        179,167
  Costs of private placement of common stock                                           --         (101,712)
  Bridge financing costs                                                               --          (63,674)
  Proceeds from officers' notes                                                       1,238         33,000
  Repayment of officers' notes                                                      (75,404)       (31,109)
  Repayment of notes payable - others                                              (890,892)        (1,579)
  Decrease in bank overdraft                                                           --          (19,316)
                                                                                -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                    4,270,041        754,777
                                                                                -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,078,724         22,553
CASH AND CASH EQUIVALENTS - beginning of period                                     352,290           --
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS - end of period                                       $ 2,431,014    $    22,553
                                                                                ===========    ===========

NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
  During the nine months ended December 31, 1997:
    Deferred initial public offering, costs of $1,691,743 were offset against the proceeds of the offering
  Convertible note payable of $300,000 was exchanged for common stock

                                     (iii)

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

NOTE 4 - EXTRAORDINARY ITEMS

           During the nine months ended December 31, 1997, in connection with reaching settlements with different vendors and other third parties, and in making revisions to estimates of certain accrued expenses, the Company recognized debt forgiveness income of $149,910. This amount represents the excess of obligations previously recorded over the amount of settlement with the respective creditors.

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

NOTE 9 - RESTATEMENTS

           The Company is restating its quarterly financial statements on Form 10-QSB/A for the three and nine months ended December 31, 1997. The restatements are a result of the following items: (i) In June and December 1997, the Company granted compensatory options to scientific advisors. The statements as originally filed did not include compensation expense or deferred compensation related to such options; (ii) From July through September 1997, the Company issued warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00 per share in connection with the issuance of notes payable. Such notes were repaid in September 1997 upon completion of the Company's initial public offering. The statements as originally filed did not reflect the fair value of the warrants as a debt discount and the related amortization thereof; and (iii) Effective September 1997, upon completion of the Company's initial public offering, the Company renegotiated the terms of its outstanding 10% notes payable in the principal amount of $1,610,165. Under the revised terms, $869,007 representing one-half of the face amount of the promissory notes and accrued but unpaid interest thereon of $64,007 were converted into 322,000 warrants to purchase units at an exercise price of $5.75 per unit (each unit consisting of one share of common stock and one Redeemable Warrant). The statements as originally filed reflected the $869,007 in principal and accrued interest converted into warrants as an extraordinary gain on extinguishment of debt. The statements, as restated, reflect such amounts (which approximate the fair value of the warrants) as additional paid-in-capital. The impact of these restatements on the Company's statement of operations is summarized as follows:


                                     (vii)

                                                             NINE MONTHS ENDED
                                                             DECEMBER 31, 1997
                                                  ---------------------------------------
                                                  AS ORIGINALLY                   AS
                                                     REPORTED                  RESTATED
Loss before extraordinary items                   $  (2,747,395)            $  (3,283,228)

Extraordinary items                                   1,018,910                   149,910
                                                  -------------             -------------

Net income (loss)                                 $  (1,728,485)            $  (3,133,318)
                                                  =============             =============
Income (loss) per share:
   Loss before extraordinary items                $       (1.04)            $       (1.24)
   Extraordinary items                                     0.39                      0.05
                                                  -------------             -------------

Net loss per share                                $       (0.65)            $       (1.19)
                                                  =============             =============

                                                             THREE MONTHS ENDED
                                                             DECEMBER 31, 1997
                                                  ---------------------------------------
                                                  AS ORIGINALLY                   AS
                                                     REPORTED                  RESTATED
Loss before extraordinary items                   $    (447,140)            $    (485,073)

Extraordinary items                                      41,774                    41,774
                                                  -------------             -------------

Net income (loss)                                 $    (405,366)            $    (443,299)
                                                  =============             =============
Income (loss) per share:
   Loss before extraordinary items                $       (0.12)            $       (0.13)
   Extraordinary items                                       --                        --
                                                  -------------             -------------

Net loss per share                                $       (0.12)            $       (0.13)
                                                  =============             =============

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

         The Company has not been profitable since inception and had an accumulated deficit of $7,654,250 at December 31, 1997. Successful future operations depend upon the Company's ability to develop and commercialize its products. The Company will require additional funds to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.

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

         Research and development expenses increased 142% in 1997 to $688,094 from $284,383 in 1996, due primarily to increased expenditures for the Company's new licensed technologies. The proceeds of the Bridge Financing during the second half of the fiscal year ended March 31, 1997, enabled the Company to increase its research and development activities, which are dependent primarily on cash availability. The Company anticipates that research and development expenses will increase for fiscal year 1998 as a result of expenses relating to its option and research and development agreements with the University of California, Berkeley and its license agreement with Ames Laboratory/Iowa State University and the ability to fund such activities from the proceeds of the Public Offering.

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


         Research and development expenses increased 78% to $200,948 for the three months ended December 31, 1997 from $113,024 for the three months ended December 31, 1996. The increase was due primarily to increased expenditures for the Company's new licensed technologies.

         General and administrative expenses increased 43% to $344,541 for the three months ended December 31, 1997 from $240,382 for the three months ended December 31, 1996. This increase was attributable to payroll, payroll taxes, and professional and consulting services.

         Interest expense of $2,465 and $26,894 for the three months ended December 31, 1997 and 1996, respectively, resulted from borrowings. Interest expense during the three months ended December 31, 1997 decreased as a result of the repayment of borrowings with the proceeds of the Company's initial public offering during the second fiscal quarter.

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

         HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; ABILITY TO CONTINUE AS A GOING CONCERN. The Company has incurred operating losses since its inception in 1992. At December 31, 1997, the Company had an accumulated deficit of $7,654,250. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company will need to either substantially expand the sales of its existing products and services or successfully develop and commercialize its new products to reach profitability. No assurance can be given that the Company will be able to accomplish either such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. The Company is dependent upon the proceeds of its initial public offering (the "Public Offering") to continue its operations. In addition, the proceeds of the Public Offering may not be sufficient to allow the Company to materially alter its reliance on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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