Form 10QSB
period 1998-06-30
SPECTRUMEDIX CORP
filed 1998-08-14
CIK 1035451

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from                        to
                               ----------------------    -----------------------

Commission file number    000-22501
                        --------------------------------------------------------


                            SPECTRUMEDIX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  25-1686354
--------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


           2124 Old Gatesburg Road, State College, Pennsylvania 16803
--------------------------------------------------------------------------------
                    (Address of principle executive offices)
                                   (Zip Code)

                                 (814) 867-8600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of:

Date           June 30, 1998                      Shares      3,515,214
     --------------------------------------------        -------------------

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                           QUARTER ENDED JUNE 30, 1998


                                    CONTENTS

                                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1  Financial Statements
            Condensed Balance Sheets - June 30, 1998 and March 31, 1998..................     1
            Condensed Statements of Operations - Three Months Ended June 30, 1998 and
            June 30, 1997 ...............................................................     2
            Condensed Statements of Cash Flows - Three Months Ended June 30, 1998 and
            June 30, 1997................................................................     3
            Notes to Financial Statements................................................   4-6
Item 2   Management's Discussion and Analysis of Results of Operations and Financial
         Condition.......................................................................     7

PART II.       OTHER INFORMATION

            Item 1.   Legal Proceedings..................................................    18
            Item 2.   Changes in Securities and Use of Proceeds..........................    18
            Item 3.   Defaults Upon Senior Securities....................................    18
            Item 4.   Submission of Matters to a Vote of Security Holders................    18
            Item 5.   Other Information..................................................    18
            Item 6.   Exhibits and Reports on Form 8-K...................................    18
                      (a) Exhibits.......................................................    18
                      (b) Reports on Form 8-K............................................    18

PART I. FINANCIAL INFORMATION
        Item 1.Financial Statements

                            SPECTRUMEDIX CORPORATION
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                 June 30,           March 31,
                                                                   1998               1998*
                                                               ------------        ------------
                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                    $    861,511        $  1,680,643
  Accounts receivable, net                                           32,750              12,806
  Inventories                                                       418,690             381,393
  Prepaid expenses                                                   29,624              49,426
                                                               ------------        ------------

  TOTAL CURRENT ASSETS                                            1,342,575           2,124,268
                                                               ------------        ------------

PROPERTY AND EQUIPMENT, net                                         299,799             279,717
                                                               ------------        ------------

OTHER ASSETS:
  Patent fees                                                       253,589             216,947
  License and license options, net of accumulated
  amortization of $44,920 and $25,669
  Security deposit                                                  150,095             159,346
                                                                      8,479               8,479
                                                               ------------        ------------

  TOTAL OTHER ASSETS                                                412,163             384,772
                                                               ------------        ------------

TOTAL ASSETS                                                   $  2,054,537        $  2,788,757
                                                               ============        ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $  1,160,233        $  1,132,580
  Current portion of long-term debt                                   9,338               5,041
  Customer deposits                                                      --               5,960
                                                               ------------        ------------

  TOTAL CURRENT LIABILITIES                                       1,169,571           1,143,581
                                                               ------------        ------------

LONG-TERM DEBT, net of current portion                               34,589              29,217
                                                               ------------        ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.00115 par value, 2,000,000 shares authorized, none issued or outstanding

  Common stock, $.00115 par value, 23,000,000 shares
  authorized and 3,515,214 shares issued and outstanding              4,042               4,042
  Additional paid-in capital                                     11,359,673          10,623,823
  Accumulated deficit                                            (9,435,148)         (8,570,152)
                                                               ------------        ------------
  Total                                                           1,928,567           2,057,713
  Less:  Deferred compensation                                   (1,078,190)           (441,754)
                                                               ------------        ------------

  TOTAL STOCKHOLDERS' EQUITY                                        850,377           1,615,959
                                                               ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  2,054,537        $  2,788,757
                                                               ============        ============

* Derived from audited financial statements

                            SPECTRUMEDIX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)


                                                       1998               1997
                                                    -----------        -----------
REVENUES                                            $    66,898        $    87,084

COST OF REVENUES                                        130,084             97,299
                                                    -----------        -----------

GROSS LOSS                                              (63,186)           (10,215)
                                                    -----------        -----------

OPERATING EXPENSES:
  Research and development costs, net                   451,004            262,439
  General and administrative expenses
                                                        360,752            255,816
                                                    -----------        -----------

  TOTAL OPERATING EXPENSES                              811,756            518,255
                                                    -----------        -----------

OPERATING LOSS                                         (874,942)          (528,470)
                                                    -----------        -----------

OTHER INCOME (EXPENSE):
  Interest income                                        11,130                 --
  Interest expense                                       (1,184)           (68,862)
  Amortization of original issue discount and
  deferred bridge financing costs
                                                             --         (1,280,305)
                                                    -----------        -----------

  TOTAL OTHER INCOME (EXPENSE)                            9,946         (1,349,167)
                                                    -----------        -----------

NET LOSS                                            $  (864,996)       $(1,877,637)
                                                    ===========        ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING
                                                      3,515,214          2,173,100
                                                    ===========        ===========

BASIC AND DILUTED LOSS PER SHARE                    $      (.25)       $      (.86)
                                                    ===========        ===========

                            SPECTRUMEDIX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)


                                                                         1998               1997
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (864,996)       $(1,877,637)
                                                                      -----------        -----------
  Adjustments to reconcile net loss to net cash from operating activities:
    Amortization of original issue discount and deferred bridge
      financing costs                                                          --          1,280,305
    Depreciation and amortization                                          27,931              7,699
    Non-cash compensation expense                                          99,414             67,200
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                          (19,944)            77,000
      (Increase) in inventories                                           (37,297)            (7,021)
      (Increase) in other assets                                          (26,840)          (184,688)
      Increase in accounts payable and accrued expenses                    27,653            596,867
      Increase (decrease) in customer deposits                             (5,960)            40,125
                                                                      -----------        -----------

    Total adjustments                                                      64,957          1,877,487
                                                                      -----------        -----------

    NET CASH USED BY OPERATING ACTIVITIES                                (800,039)              (150)
                                                                      -----------        -----------

CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchase of equipment                                                   (28,762)           (27,716)
                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft                                                   --              4,918
  Initial public offering costs                                                --           (160,744)
  Proceeds from notes payable - others                                     12,375              5,164
  Proceeds from officers' notes                                                --              1,238
  Repayment of notes payable - others                                      (2,706)          (175,000)
                                                                      -----------        -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                 9,669           (324,424)
                                                                      -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (819,132)          (352,290)

CASH AND CASH EQUIVALENTS - beginning of period                         1,680,643            352,290
                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS - end of period                             $   861,511        $        --
                                                                      ===========        ===========


NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
  During the three months ended June 30, 1998 and 1997, additional paid-in capital and deferred compensation increased by $735,850 and $543,485, respectively from compensation stock options issued to non-employees.

                            SPECTRUMEDIX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997



NOTE 1 - GENERAL

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of June 30, 1998, (b) the results of operations for the three months ended June 30, 1998 and 1997 and (c) changes in cash flows for the three months ended June 30, 1998 and 1997.

        Refer to the audited financial statements for the fiscal year ended March 31, 1998, which were included in the Company's Form 10-KSB for details of accounting policies and accounts, none of which have changed significantly in composition since that date except as noted below.

        Financial results for the interim period ended June 30, 1998 and 1997 may not be indicative of the financial results for the fiscal year ending March 31, 1999.

        The Company has available carryforward losses applicable to the reduction of future Federal income taxes aggregating approximately $7,200,000 at March 31, 1998 and which expire at various dates through 2013.

NOTE 2 - INVENTORIES

        Inventories consist of the following:

                                            June 30,        March 31,
                                              1998            1998
                                            --------        ---------
        Raw materials                       $335,878        $238,710
        Work-in-process                       82,812         142,683
                                            --------        --------

                                            $418,690        $381,393
                                            ========        ========

NOTE 3 - STOCK OPTIONS AND WARRANTS

        In May 1998, the Company granted options to purchase 68,000 shares of its common stock to employees under the Company's 1997 Stock Incentive Plan at an exercise price of $6.25 per share, which was the estimated fair value of the common stock on the date of grant. The options vest in annual installments over a four-year period commencing in May 1999 and are exercisable for a period of ten years from the date of grant.

NOTE 4 - COMMITMENTS

        In May and June 1998, the Company entered into several consulting agreements. Under the terms of the agreements, the consultants were issued options to purchase of the Company's common stock. The options will vest in equal annual installments over periods ranging from one to three years. During the quarter ended June 30, 1998, the Company recorded $735,850 in deferred compensation expense related to these options, which is being amortized over the vesting period thereof.

NOTE 5 - ECONOMIC DEPENDENCY

        To date, the Company's revenues have been materially dependent on a limited number of customers. The nature of the Company's business is such that during any individual accounting period it may sell its products to a limited number of significant customers. The Company's existing and proposed products require high quality raw materials and components that the Company purchases from third party suppliers. The Company believes adequate sources of supply exist for all raw materials and components it will need, and that such items are available on commercially reasonable terms.

NOTE 6 - LEGAL PROCEEDINGS

        GRYNBERG MATTER
        In March 1996, a complaint was filed in the District Court for the City and County of Denver, Colorado alleging common law fraud and violation of the Colorado Securities Act in connection with the plaintiff's purchase of Common Stock of the Company in 1992. Specifically, the plaintiff alleges that the co-defendant placement agent induced the plaintiff's purchase of a unit in a private placement by misrepresenting that the plaintiff was being offered the sole remaining unit in such private placement and that the Company would undertake a public offering within six months of completing such private placement. The plaintiff sought rescissionary damages in the sum of $45,000, punitive damages in like amount, interest, costs and attorneys' fees. The court by order dated March 6, 1997 struck the punitive damages claim, and later ruled that the plaintiff could seek either rescission or restitution. In February 1988, judgment was entered against the plaintiff and in favor of the Company with regard to the plaintiff's claim for damages. The time for the plaintiff to file an appeal of the judgment has expired.

        RUBIN MATTER
        On April 21, 1997, a compliant was filed in the Supreme Court of the State of New York alleging breach of contract. Specifically, the plaintiff alleges that the Company defaulted under a promissory note issued to plaintiff on May 16, 1996 in the amount of $175,000 (the "Rubin Note") while such Note was outstanding and therefore that the Company is liable and indebted to plaintiff in the principal amount of $175,000, together with interest and expenses. The Company, on May 2, 1997, paid the principal and interest due under the Rubin Note.

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

OVERVIEW

Since June 1992, the Company has devoted substantially all of its resources to upgrade and improve the Company's existing line of instrumentation (Mass Spectrometers, Luminoscopes, etc.), electronic components and software and to initiate the Company's strategy of carving out new and commercially promising areas of application for its instrumentation and its scientific expertise and capabilities, as well as finding new technologies that lie within its technical purview for licensing and commercialization. The result of these efforts is the present availability for sale of a fully upgraded line of magnetic sector mass spectrometers, new and improved Luminoscope add-ons, and high-performance software for a variety of applications in the petrochemical, environmental and geochemical areas, among others. In addition, the Company has acquired (i) license for a DNA Sequencer that is in the process of being brought to the commercial marketplace and (ii) an option for an instrument-intensive diagnostic technique that the Company believes will have significant consequences for the prevention and therapy of many diseases. As most of the Company's products are still under development, limited revenues have been derived from the sale of these products and the Company does not expect to receive substantial revenues from the sale of its products until at least 1999, at the earliest.

The Company has financed its operations primarily though the private sale and issuance of equity securities and proceeds from an initial public offering (the "Public Offering") of equity securities during September 1997. The Company expects to enter into collaborative agreements for the financing of its research and development efforts and for the commercialization of its products. The Company has been selected for a Phase II award by the Department of Energy's Small Business Innovations Research Program. The total amount of the award has not been determined. However, no assurance can be given that the Company will obtain significant revenues therefrom.

The Company has not been profitable since inception and had an accumulated deficit of $9,435,148 at June 30, 1998. Successful future operations depend upon the Company's ability to develop and commercialize its products. The Company will require additional funds to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 AND 1997

The Company had total revenues of $66,898 and $87,084 for the three months ended June 30, 1998 and 1997, respectively. Revenues for both periods reflect sales of products from old product lines. To date, the Company has received limited revenues from the sale of products, and it does not expect to receive significant product revenue for several years, if at all. The decrease in revenues of $20,186, or approximately 23%, was due primarily to the increased focus of the Company on its various research and development and commercialization efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

Of the total revenues discussed above, revenues derived from the sale of the Company's services totaled $17,386 and $26,329 for the three month ended June 30, 1998 and 1997, respectively. The decrease in service revenue was $8,943, or approximately 34%. This decrease was due primarily to the increased focus of the Company on its various research and development and commercialization efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

Research and development expenses increased $188,565 in 1998 to $451,004 from $262,439 in 1997, due primarily to increased expenditures for the Company's new licensed technologies. The proceeds of the Public Offering during the first half of the fiscal year ended March 31, 1998 enabled the Company to increase its research and development activities, which are dependent primarily on cash availability. The Company anticipates that research and development expenses will increase for fiscal year 1999 as a result of expenses relating to its option and research and development agreements with the University of California, Berkeley, its license agreement with Ames Laboratory/Iowa State University and its license and research and development agreements with the University of Pennsylvania, and the ability to fund such activities from the proceeds of the Public Offering.

General and administrative expenses were $360,752 and $255,816 during the three months ended June 30, 1998 and 1997, respectively, an increase of $104,936, or approximately 41%. Approximately 47% and 73% of general and administrative expenses for the three months ended June 30, 1998 and 1997, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. The increase was due primarily to increases in consulting fees and insurance expense. The Company expects its general and administrative expenses to increase in the future as a result of further Company expansion.

Interest expense of $1,184 and $68,862 for the three months ended June 30, 1998 and 1997, respectively, resulted from borrowings. Interest expense decreased primarily as a result of reduced borrowings. The obligations which caused such interest expense in 1997 were repaid during September 1997 and October 1997.

LIQUIDITY AND CAPITAL RESOURCES

In September 1997, the Company completed the Public Offering. The net proceeds from the Public Offering were $5,198,055 (gross proceeds of $6,903,450 less related costs of $1,705,395). The Company believes that the proceeds received from the Public Offering, together with future revenue and possible future collaborative agreements and/or government grants, will be sufficient to meet the Company's operating expenses and capital requirements into the Company's third fiscal quarter of the fiscal year ending March 31, 1999. The Company will attempt to raise any required additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources if and when available. There can be no assurance that any such additional funding will be available on favorable terms from any of these sources, if at all.

In July 1997, the Company renegotiated the terms of the Bridge Financing with its note holders. Under the revised terms, one-half the face amount of the promissory notes ($805,000) was converted into warrants (the "Warrants") to purchase Units (each Unit consisting of Common Stock and one Redeemable Warrant). The Warrants to purchase 322,000 Units (16.1 Units multiplied by 20,000) are exercisable for four years commencing September 16, 1998 at an exercise price of $5.75 per Unit (the Public Offering price). The outstanding principal and interest due under the promissory notes was paid in September 1997. Additional obligations of approximately $252,000 were also written off or otherwise settled during the year ended March 31, 1998. A portion of the proceeds of the Bridge Financing was used to expedite the commercialization effort on the DNA Sequencer and to complete the manufacture of the instrumentation prototypes for the diagnostic kinetics project. In addition to the purchase of materials for these projects, the Company has hired additional scientists and lab technicians. In addition to the sales of the Company's new products, the sales of the Company's current product lines are expected to stimulate the sales of core product instrumentation.

The Company expects its cash requirements to increase in future periods. The Company will require additional funds to conduct research and development, pay various required license and milestone fees, establish third-party collaborations and market its products. The Company's capital requirements depend on many factors, including the status of the development of its products, obtaining manufacturing capabilities to produce its products in volume, prosecuting and enforcing its intellectual property right, competing technological and market developments, and the ability of the Company to develop new collaborative and licensing arrangements.

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

        History of Losses; Uncertainty of Future Profitability; Ability To Continue as a Going Concern. The Company has incurred operating losses since its inception in 1992. At June 30, 1998, the Company had an accumulated deficit of $9,435,148. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company will need to either substantially expand the sales of its existing products and services or successfully develop and commercialize its new products to reach profitability. No assurance can be given that the Company will be able to accomplish either such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. In addition, the proceeds of the Company's initial public offering (the "Public Offering") may not be sufficient to allow the Company to materially alter its reliance on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Need for Additional Financing. Based on the Company's operating plan, the Company believes that the net proceeds of the Public Offering, together with future operating revenues and possible future collaborative agreements and/or government grants, will be sufficient to satisfy its capital requirements and finance its plans into the Company's third fiscal quarter of the fiscal year ending March 31, 1999. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. After such time, the Company anticipates that it will require additional financing in order to meet its current plans for expansion. Such financing may take the form of the issuance of common or preferred equity securities or debt securities, or may involve bank financing. The Company may also be forced to enter into third-party licensing, manufacturing or distribution agreements to support its capital needs. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its product development and commercialization strategy and its operations would be severely and adversely affected.

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

        Effect of Outstanding Options and Warrants. At June 30, 1998, there were outstanding stock options to purchase an aggregate of 127,827 shares of Common Stock at an exercise price of $0.00115 per share, warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $1.00 per share, stock options and warrants to purchase an aggregate of 247,829 shares of Common Stock at an exercise price of $2.88 per share, stock options to purchase an aggregate of 207,836 shares of Common Stock at an exercise price of $4.60 per share, stock options to purchase an aggregate of 35,000 shares of Common Stock at an exercise price of $5.00 per share, stock options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $6.00 per share, stock options to purchase an aggregate of 68,000 shares of Common Stock at an exercise price of $6.25 per share, stock options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $9.125 per share, warrants to purchase 322,000 Units at an exercise price of $5.75 per Unit and warrants to purchase 104,400 Units at an exercise price of $9.49 per Unit. Of the foregoing, warrants and options to purchase 534,578 shares of Common Stock are subject to a 24-month lock-up restriction, the warrants to purchase 322,000 Units are subject to a 12-month lock-up restriction, and up 174,000 shares issued or to be issued to one stockholder are subject to a 13-month lock-up restriction. Each of the foregoing lock-up restriction periods commenced on September 16, 1997. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

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

        No Assurance of Public Trading Market. Prior to the Public Offering, there was no established trading market for the Units, Common Stock and Redeemable Warrants and there is no assurance that a regular trading market for such securities on The Nasdaq Stock Market, or any other exchange, will be sustained in the future. Although the Company's securities are included on the OTC Bulletin Board, there can be no assurance that a regular trading market for the securities will be sustained in the future. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of the Units may be unable to resell the securities offered hereby at or near their original offering price or at any price. In the event the securities are not included on the OTC Bulletin Board, quotes for the securities may be included in the "pink sheets" for the over-the-counter market. See "___`Penny Stock' Regulations May Impose Certain Restrictions on Marketability of Securities."

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

        (a)    Change in Securities.  None.

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

               The Company registered and sold 1,200,600 Units for an aggregate price of $6,903,450. In connection with the Offering, the issuer allowed underwriting discounts and commissions of $690,345 and incurred aggregate expenses of $1,001,398, broken down as follows: a non-accountable expense allowance of $207,104, a consulting fee in the amount of $100,000 and offering expenses of $694,294. Net offering proceeds to the Company after deducting expenses were $5,211,707. Of the net proceeds, approximately $120,000 has been used to pay professional fees, approximately $1,620,000 has been used to repay indebtedness, including approximately $75,000 of indebtedness to officers and directors of the Company, and approximately $580,000 has been used towards repayment of accounts payable. The remaining proceeds are to be allocated as set forth in the prospectus (the "Prospectus") included in the Registration Statement. This use of proceeds does not represent a material change in the use of proceeds described in the Prospectus

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits.

               The following documents are referenced or included in this report:

               Exhibit No.
               -----------
               27                   Financial Data Schedule.

        (b)    Reports on Form 8-K.

               No Current Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1998.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                       SPECTRUMEDIX CORPORATION



DATED:  August 13, 1998                By:  /s/ JOSEPH K. ADLERSTEIN
                                            -----------------------------------
                                            Joseph K. Adlerstein
                                            President, Chief Executive Officer
                                            and Chairman of the Board
                                            (Principal Executive Officer)



DATED:  August 13, 1998                By:  /s/ BERNARD SONNENSCHEIN
                                            -----------------------------------
                                            Bernard Sonnenschein
                                            Treasurer, Secretary and Director
                                            (Principal Financial and
                                            Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.           Description
-----------           -----------

    27                Financial Data Schedule.