Form 10QSB/A
period 1998-06-30
SPECTRUMEDIX CORP
filed 1998-08-17
CIK 1035451

                                 FORM 10-QSB/A

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

PART I. FINANCIAL INFORMATION
        Item 1.Financial Statements

                            SPECTRUMEDIX CORPORATION
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                 June 30,           March 31,
                                                                   1998               1998*
                                                               ------------        ------------
                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                    $    861,511        $  1,680,643
  Accounts receivable, net                                           32,750              12,806
  Inventories                                                       418,690             381,393
  Prepaid expenses                                                   29,624              49,426
                                                               ------------        ------------

  TOTAL CURRENT ASSETS                                            1,342,575           2,124,268
                                                               ------------        ------------

PROPERTY AND EQUIPMENT, net                                         299,799             279,717
                                                               ------------        ------------

OTHER ASSETS:
  Patent fees                                                       253,589             216,947
  License and license options, net of accumulated
  amortization of $44,920 and $25,669                               150,095             159,346
  Security deposit                                                    8,479               8,479
                                                               ------------        ------------

  TOTAL OTHER ASSETS                                                412,163             384,772
                                                               ------------        ------------

TOTAL ASSETS                                                   $  2,054,537        $  2,788,757
                                                               ============        ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                        $  1,160,233        $  1,132,580
  Current portion of long-term debt                                   9,338               5,041
  Customer deposits                                                      --               5,960
                                                               ------------        ------------

  TOTAL CURRENT LIABILITIES                                       1,169,571           1,143,581
                                                               ------------        ------------

LONG-TERM DEBT, net of current portion                               34,589              29,217
                                                               ------------        ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.00115 par value, 2,000,000 shares authorized, none issued or outstanding

  Common stock, $.00115 par value, 23,000,000 shares
  authorized and 3,515,214 shares issued and outstanding              4,042               4,042
  Additional paid-in capital                                     11,359,673          10,623,823
  Accumulated deficit                                            (9,435,148)         (8,570,152)
                                                               ------------        ------------
  Total                                                           1,928,567           2,057,713
  Less:  Deferred compensation                                   (1,078,190)           (441,754)
                                                               ------------        ------------

  TOTAL STOCKHOLDERS' EQUITY                                        850,377           1,615,959
                                                               ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  2,054,537        $  2,788,757
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB/A. Except for the historical information contained herein, the discussion in this Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. Factors that could cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere herein.

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

                                  RISK FACTORS

               In addition to the other information contained herein, the discussion in this Quarterly Report on Form 10-QSB/A contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Report. Factors that could cause or contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth elsewhere herein.

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



                                       SPECTRUMEDIX CORPORATION



DATED:  August 14, 1998                By:  /s/ JOSEPH K. ADLERSTEIN
                                            -----------------------------------
                                            Joseph K. Adlerstein
                                            President, Chief Executive Officer
                                            and Chairman of the Board
                                            (Principal Executive Officer)



DATED:  August 14, 1998                By:  /s/ BERNARD SONNENSCHEIN
                                            -----------------------------------
                                            Bernard Sonnenschein
                                            Treasurer, Secretary and Director
                                            (Principal Financial and
                                            Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit No.           Description
-----------           -----------

    27                Financial Data Schedule.