Form 10QSB
period 1998-09-30
SPECTRUMEDIX CORP
filed 1998-11-16
CIK 1035451

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                                ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------     ----------------

Commission file number      000-22501
                       -------------------


                           SPECTRUMEDIX CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                         25-1686354
                --------                         ----------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)



          2124 Old Gatesburg Road, State College, Pennsylvania  16803
-------------------------------------------------------------------------------
                   (Address of principle executive offices)
                                  (Zip Code)

                                (814) 867-8600
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of:

Date      September 30, 1998        Shares          3,515,214
      ---------------------------          ----------------------------

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                        QUARTER ENDED SEPTEMBER 30, 1998


                                     CONTENTS

                                                                                                              Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
            Condensed Balance Sheets -- September 30, 1998 and March 31, 1998................................    1

            Condensed Statements of Operations - Six and Three Months Ended September 30, 1998
            and September 30, 1997...........................................................................    2

            Condensed Statements of Cash Flows - Six Months Ended September 30, 1998 and September 30, 1997..    3

            Notes to Financial Statements....................................................................    4-5

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition...............    6


PART II.    OTHER INFORMATION

        Item 1.  Legal Proceedings.......................................................................       18
        Item 2.  Changes in Securities and Use of Proceeds...............................................       18
        Item 3.  Defaults Upon Senior Securities.........................................................       18
        Item 4.  Submission of Matters to a Vote of Security Holders.....................................       18
        Item 5.  Other Information.......................................................................       19
        Item 6.  Exhibits and Reports on Form 8-K........................................................       19
                 (a) Exhibits............................................................................       19
                 (b) Reports on Form 8-K.................................................................       19

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements


                            SPECTRUMEDIX CORPORATION
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                  September 30,                March 31,
                                                                                      1998                       1998*
                                                                                    ----------                 ----------
                                                                                                 (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                                                  $  284,057                 $1,680,643
          Accounts receivable, net                                                      46,957                     12,806
          Inventories                                                                  431,621                    381,393
          Prepaid expenses                                                              17,184                     49,426
                                                                                    ----------                 ----------
          TOTAL CURRENT ASSETS                                                         779,819                  2,124,268
                                                                                    ----------                 ----------
PROPERTY AND EQUIPMENT, net                                                            427,505                    279,717
                                                                                    ----------                 ----------
OTHER ASSETS:
          Patent fees                                                                  302,102                    216,947
          License and license options, net                                             140,844                    159,346
          Security deposit                                                               8,479                      8,479
                                                                                    ----------                 ----------
          TOTAL OTHER ASSETS                                                           451,425                    384,772
                                                                                    ----------                 ----------
TOTAL ASSETS                                                                        $1,658,749                 $2,788,757
                                                                                    ==========                 ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                   $  1,241,616                 $ 1,132,580
          Current portion of long-term debt                                             24,676                       5,041
          Customer deposits                                                                  -                       5,960
                                                                                  ------------                 -----------
          TOTAL CURRENT LIABILITIES                                                  1,266,292                   1,143,581
                                                                                  ------------                 -----------
LONG-TERM DEBT, net of current portion                                                  98,492                      29,217
                                                                                  ------------                 -----------
STOCKHOLDERS' EQUITY:
          Preferred stock, $.00115 par value, 2,000,000 shares
           authorized, none issued or outstanding
          Common stock, $.00115 par value, 23,000,000 shares
           authorized and 3,515,214 shares issued and outstanding                        4,042                       4,042
          Additional paid-in capital                                                11,359,673                  10,623,823
          Accumulated deficit                                                      (10,197,606)                 (8,570,152)
                                                                                  ------------                 -----------
          Total                                                                      1,166,109                   2,057,713
          Less:  Deferred compensation                                                (872,144)                   (441,754)
                                                                                  ------------                 -----------
          TOTAL STOCKHOLDERS' EQUITY                                                   293,965                   1,615,959
                                                                                  ------------                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  1,658,749                 $ 2,788,757
                                                                                  ============                 ===========

* Derived from audited financial statements

                            SPECTRUMEDIX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
             SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                  Six Months Ended           Three Months Ended
                                                    September 30,              September 30,
                                             ---------------------------  ------------------------
                                                 1998           1997         1998         1997
                                             -------------  ------------  -----------  -----------
REVENUES                                      $   131,490   $   123,421   $   64,592   $   36,337

COST OF REVENUES                                  255,681       176,071      125,597       78,772
                                              -----------   -----------   ----------   ----------
GROSS INCOME(LOSS)                               (124,191)      (52,650)     (61,005)     (42,435)
                                              -----------   -----------   ----------   ----------
OPERATING EXPENSES:
  Research and development costs, net             676,708       509,856      225,704      247,417
  General and administrative expenses             839,694       432,989      478,942      177,173
                                              -----------   -----------   ----------   ----------
  TOTAL OPERATING EXPENSES                      1,516,402       942,845      704,646      424,590
                                              -----------   -----------   ----------   ----------
OPERATING LOSS                                 (1,640,593)     (995,495)    (765,651)    (467,025)
                                              -----------   -----------   ----------   ----------
OTHER INCOME (EXPENSE):
  Interest income                                  15,403         1,331        4,273        1,331
  Interest expense                                 (2,264)     (129,286)      (1,084)     (60,424)
  Amortization of original issue discount
    and deferred bridge financing costs                 -    (1,674,705)           -     (394,400)
                                              -----------   -----------   ----------   ----------
  TOTAL OTHER INCOME (EXPENSE)                     13,139    (1,802,660)       3,189     (453,493)
                                              -----------   -----------   ----------   ----------
LOSS BEFORE EXTRAORDINARY ITEMS                (1,627,454)   (2,798,155)    (762,462)    (920,518)

EXTRAORDINARY ITEMS                                     -       108,136            -      108,136
                                              -----------   -----------   ----------   ----------
NET INCOME (LOSS)                             $(1,627,454)  $(2,690,019)  $ (762,462)  $ (812,382)
                                              ===========   ===========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            3,515,214     2,219,067    3,515,214    2,264,533
                                              ===========   ===========   ==========   ==========
INCOME (LOSS) PER SHARE:
  Loss before extraordinary items                   $(.46)  $     (1.26)       $(.21)  $     (.41)
  Extraordinary items                                   -           .05            -          .05
                                              -----------   -----------   ----------   ----------
NET LOSS                                            $(.46)  $     (1.21)        (.21)  $     (.36)
                                              ===========   ===========   ==========   ==========

                            SPECTRUMEDIX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                                           1998         1997
                                                                                      -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $(1,627,454)  $(2,690,019)
                                                                                       -----------   -----------
 Adjustments to reconcile net loss to net cash from operating activities:
  Amortization of original issue discount and deferred bridge financing costs                    -     1,674,705
  Depreciation and amortization                                                             37,360        15,404
  Interest paid with issuance of common stock                                                    -        36,000
  Non-cash compensation expense                                                            305,460       103,500
  Extraordinary gain on forgiveness of debt                                                      -       108,136
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                              (34,151)       62,805
   (Increase) in inventories                                                               (50,228)      (94,024)
   (Increase) in other assets                                                              (52,913)     (187,338)
   Increase in accounts payable and accrued expenses                                       109,036      (514,833)
   Increase (decrease) in customer deposits                                                 (5,960)       32,944
                                                                                       -----------   -----------
  Total adjustments                                                                        308,604     1,237,299
                                                                                       -----------   -----------
  NET CASH USED BY OPERATING ACTIVITIES                                                 (1,318,850)   (1,452,720)
                                                                                       -----------   -----------
CASH FLOWS USED BY INVESTING ACTIVITIES:
 Purchase of equipment                                                                     (72,676)      (27,846)
                                                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from initial public offering                                                           -     6,903,450
 Initial public offering costs                                                                   -    (1,346,456)
 Repayment of bridge financing notes                                                             -      (805,000)
 Proceeds from notes payable - others                                                            -       500,164
 Proceeds from officers' notes                                                                   -         1,238
 Repayment of officers' notes                                                                    -       (75,404)
 Repayment of notes payable - others                                                        (5,060)     (890,892)
                                                                                       -----------   -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  (5,060)    4,287,100
                                                                                       -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (1,396,586)    2,806,534

CASH AND CASH EQUIVALENTS - beginning of period                                           1,680,643       352,290
                                                                                       -----------   -----------
CASH AND CASH EQUIVALENTS - end of period                                              $   284,057   $ 3,158,824
                                                                                       ===========   ===========

NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
 During the six months ended September 30, 1998 and 1997, additional paid-in capital and deferred compensation increased by $735,850 and $543,485, respectively from compensation stock options issued to non-employees.
 During the six months ended September 30, 1998, property and equipment of $93,970 was purchased and capital lease obligations of $93,970 were assumed.


                            SPECTRUMEDIX CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

NOTE 1 - GENERAL

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 1998, (b) the results of operations for the six and three months ended September 30, 1998 and 1997 and (c) changes in cash flows for the six months ended September 30, 1998 and 1997.

     Refer to the audited financial statements for the fiscal year ended March 31, 1998, which were included in the Company's Form 10-KSB for details of accounting policies and accounts, none of which have changed significantly in composition since that date except as noted below.

     Financial results for the interim period ended September 30, 1998 and 1997 may not be indicative of the financial results for the fiscal year ending March 31, 1999.

     The Company has available carryforward losses applicable to the reduction of future Federal income taxes aggregating approximately $8,500,000 at September 30, 1998 and which expire at various dates through 2013.

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                   September 30,                March 31,
                                       1998                       1998
                                   -------------                ---------
     Raw materials                   $295,884                   $238,710
     Work-in-process                  135,737                    142,683
                                     --------                   --------

                                     $431,621                   $381,393
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

     In August 1998, the Company granted options to purchase 100,000 shares of its common stock under the Company's 1997 Stock Incentive Plan at an exercise price of $2.75 per share, which was the estimated fair value of the common stock on the date of grant. The options vest over a four-year period commencing in August 1999 and are exercisable for a period of ten years from the date of grant.

NOTE 4 - COMMITMENTS

     In May and June 1998, the Company entered into several consulting agreements. Under the terms of the agreements, the consultants were issued options to purchase of the Company's common stock. The options will vest in equal annual installments over periods ranging from one to three years. During the six months ended September 30, 1998, the Company recorded $735,850 in deferred compensation expense related to these options, which is being amortized over the vesting period thereof.

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

     The main remaining issue asserted by the plaintiff is whether, pursuant to an alleged related agreement, the plaintiff is entitled to 152,174 shares (adjusted to reflect stock splits) of Common Stock or, alternatively, $875,000. Plaintiff alleges that the Company undertook to enter into a securities purchase agreement pursuant to which he should have received the aforementioned shares of Common Stock. The Company contends that such securities purchase agreement was never discussed and therefore that no agreement was reached with respect to the terms thereof. Such securities purchase agreement was not signed by either of the parties to the Rubin Note. There is a status conference scheduled for December 18, 1998 at the Supreme Court of The State of New York. The Company believes that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of litigation and because the lawsuit is in the initial stages, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel.

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

Overview

     Since June 1992, the Company has devoted substantially all of its resources to upgrade and improve the Company's existing line of instrumentation (Mass Spectrometers, Luminoscopes, etc.), electronic components and software and to initiate the Company's strategy of carving out new and commercially promising areas of application for its instrumentation and its scientific expertise and capabilities, as well as finding new technologies that lie within its technical purview for licensing and commercialization. The result of these efforts is the present availability for sale of a fully upgraded line of magnetic sector mass spectrometers, improved Luminoscope add-ons, and high-performance software for a variety of applications in the petrochemical, environmental and geochemical areas, among others. In addition, the Company has acquired (i) a license for a DNA Sequencer that is in the process of being brought to the commercial marketplace, (ii) an option for an instrument-intensive diagnostic technique that the Company believes may allow physicians to rapidly measure the efficacy of an individual drug or treatment modality and therefore assist in the prevention and therapy of many diseases and (iii) a license for technology involving the rapid measurement of pulmonary function. As most of the Company's products are still under development, limited revenues have been derived from the sale of these products and the Company does not expect to receive substantial revenues from the sale of its products until at least 1999, at the earliest.

     The Company has financed its operations primarily though the private sale and issuance of equity securities and proceeds from an initial public offering (the "Public Offering") of equity securities during September 1997. The Company expects to enter into collaborative agreements for the financing of its research and development efforts and for the commercialization of its products. The Company has been selected for a Phase II award by the Department of Energy's Small Business Innovations Research Program (the "SBIR Grant"). The total amount of the award is $750,000. However, no assurance can be given that the Company will obtain significant revenues therefrom.

     The Company has not been profitable since inception and had an accumulated deficit of $10,197,606 at September 30, 1998. Successful future operations depend upon the Company's ability to develop and commercialize its products. The Company will require additional funds to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.

Results of Operations

     Six Months Ended September 30, 1998 and 1997

     The Company had total revenues of $131,490 and $123,421 for the six months ended September 30, 1998 and 1997, respectively. Revenues for both periods reflect sales of products from old product lines. To date, the Company has received limited revenues from the sale of products, and it does not expect to receive significant product revenue for several years, if at all. The increase in revenues of $8,069, or approximately 7%, was due primarily to the increase in Luminoscope sales. Cost of revenues were $255,681 and $176,071 during the six months ended September 30, 1998 and 1997, respectively, an increase of $79,610, or approximately 45%. The reason for the increase in the cost of revenues is due in part to increased revenues and the Company's hiring and training of additional manufacturing personnel.

     Of the total revenues discussed above, revenues derived from the sale of the Company's services totaled $23,911 and $37,542 for the six months ended September 30, 1998 and 1997, respectively. The decrease in service revenue was $13,631, or approximately 36%. This decrease was due primarily to the increased focus of the Company on its various research and development and commercialization efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

     Research and development expenses increased $166,852 in 1998 to $676,708 from $509,856 in 1997, due primarily to increased expenditures for the Company's new licensed technologies. The proceeds of the Public Offering during the first half of the fiscal year ended March 31, 1998 enabled the Company to increase its research and development activities, which are dependent primarily on cash availability. The Company anticipates that research and development expenses will increase for fiscal year 1999 as a result of expenses relating to its option and research and development agreements with the University of California, Berkeley, its license agreement with Ames Laboratory/Iowa State University and its license and research and development agreements with the University of Pennsylvania, and the ability to fund such activities from the proceeds of the Public Offering.

     General and administrative expenses were $839,694 and $432,989 during the six months ended September 30, 1998 and 1997, respectively, an increase of $406,705, or approximately 94%. Approximately 70% and 71% of general and administrative expenses for the six months ended September 30, 1998 and 1997, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. Other increases were due primarily to increases in insurance expenses. The Company expects its general and administrative expenses to increase in the future as a result of further Company expansion.

     Interest expense of $2,264 and $129,286 for the six months ended September 30, 1998 and 1997, respectively, resulted from borrowings. Interest expense decreased primarily as a result of reduced borrowings. The obligations which caused such interest expense in 1997 were repaid during September 1997 and October 1997.

Three Months Ended September 30, 1998 and 1997

     The Company had total revenues of $64,592 and $36,337 for the three months ended September 30, 1998 and 1997, respectively, an increase of $28,255, or approximately 77%. Revenues for both periods reflect sales of products from old product lines. To date, the Company has received limited revenues from the sale of products, and it does not expect to receive significant product revenue for several years, if at all. The increase in total revenues was due primarily to an increase in Luminoscope sales. Cost of revenues were $125,597 and $78,772 during the three months ended September 30, 1998 and 1997, respectively, an increase of $46,825, or approximately 59%. The reason for the increase in the cost of revenues is due in part to increased revenues and the Company's hiring and training of additional manufacturing personnel.

     Of the total revenues, revenues derived from the sale of the Company's services totaled $6,525 and $25,124 for the three months ended September 30, 1998 and 1997, respectively, a decrease of $18,599, or approximately 74%. The decrease in services revenues was due primarily to the increased focus of the Company on its various research and development and commercialization efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

     Research and development expenses decreased 9% to $225,704 for the three months ended September 30, 1998 from $247,417 for the three months ended September 30, 1997. The decrease was due primarily to research funds dispensed to the company from the SBIR Grant thereby reducing the research and development expense of the company. The Company anticipates that research and development expenses will increase for fiscal year 1999 as a result of expenses relating to its option and research and development agreements with the University of California, Berkeley, its license agreement with Ames Laboratory/Iowa State University and its license and research and development agreements with the University of Pennsylvania, and the ability to fund such activities from the proceeds of the Public Offering.

     General and administrative expenses increased 170% to $478,942 for the three months ended September 30, 1998 from $177,173 for the three months ended September 30, 1997. This increase was due primarily to the increases in payroll, payroll taxes, employee benefits, consulting services and insurance expense.

     Interest expense of $1,084 and $60,424 for the three months ended September 30, 1998 and 1997, respectively, resulted from borrowings. Interest expense during the three months ended September 30, 1998 decreased over the three months ended September 30, 1997 primarily as a result of the repayment of borrowings with the proceeds of the Company's initial public offering.

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

     History of Losses; Uncertainty of Future Profitability; Ability To Continue as a Going Concern. The Company has incurred operating losses since its inception in 1992. At September 30, 1998, the Company had an accumulated deficit of $10,197,606. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company will need to either substantially expand the sales of its existing products and services or successfully develop and commercialize its new products to reach profitability. No assurance can be given that the Company will be able to accomplish either such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. The Company is dependent upon the proceeds of its initial public offering (the "Public Offering") to continue its operations. In addition, the proceeds of the Public Offering may not be sufficient to allow the Company to materially alter its reliance on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Control by Management and Current Stockholders. The Company's current management owns approximately 36% of the outstanding shares of Common Stock. Management may, therefore, have the ability to elect a majority of the directors of the Company and to control the outcome of all issues submitted to a vote of the stockholders of the Company. The Company currently has three directors, two of whom, Dr. Adlerstein and Mr. Sonnenschein, are insiders and principal stockholders. Accordingly, such individuals are in a position to control the actions and decisions of the Board of Directors

     Year 2000 Compliance. The Company is in the process of assessing the impact of year 2000 on its operations and systems, including those of its suppliers and collaborators and other third parties. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues, if any. To date, the Company has evaluated its financial and accounting systems and believes that these systems are not and will not be materially affected by the year 2000. The Company does not yet know the extent, if any, of the impact of the year 2000 on its other systems and equipment or those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

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

     Effect of Outstanding Options and Warrants. At September 30, 1998, there were outstanding stock options to purchase an aggregate of 127,827 shares of Common Stock at an exercise price of $0.00115 per share, warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $1.00 per share, stock options and warrants to purchase an aggregate of 247,829 shares of Common Stock at an exercise price of $2.88 per share, stock options to purchase an aggregate of 207,836 shares of Common Stock at an exercise price of $4.60 per share, stock options to purchase an aggregate of 35,000 shares of Common Stock at an exercise price of $5.00 per share, stock options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $6.00 per share, stock options to purchase an aggregate of 68,000 shares of Common Stock at an exercise price of $6.25 per share, stock options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $9.125 per share, stock options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $2.75 per share warrants to purchase 322,000 Units at an exercise price of $5.75 per Unit and warrants to purchase 104,400 Units at an exercise price of $9.49 per Unit. Of the foregoing, warrants and options to purchase 534,578 shares of Common Stock are subject to a 24-month lock-up restriction and up to 174,000 shares issued or to be issued to one stockholder are subject to a 13-month lock-up restriction. Each of the foregoing lock-up restriction periods commenced on September 16, 1997. The lock-up restriction for the warrants to purchase 322,000 Units expired on

September 15, 1998. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

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

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.  None.
         -----------------

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------
         (a)  Change in Securities.  None.
              --------------------
         (b)  Use of Proceeds.
              ---------------

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

          The Company registered and sold 1,200,600 Units for an aggregate price of $6,903,450. In connection with the Offering, the issuer allowed underwriting discounts and commissions of $690,345 and incurred aggregate expenses of $1,001,398, broken down as follows: a non-accountable expense allowance of $207,104, a consulting fee in the amount of $100,000 and offering expenses of $694,294. Net offering proceeds to the Company after deducting expenses were $5,211,707. Of the net proceeds, approximately $120,000 has been used to pay professional fees, approximately $1,620,000 has been used to repay indebtedness, including approximately $75,000 of indebtedness to officers and directors of the Company, and approximately $580,000 has been used towards repayment of accounts payable. The remaining proceeds are to be allocated as set forth in the prospectus (the "Prospectus") included in the Registration Statement. This use of proceeds does not represent a material change in the use of proceeds described in the Prospectus

Item 3.    Defaults Upon Senior Securities.  None.
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           (a) The Annual Meeting of Stockholders of SpectruMedix was held on August 26, 1998.
           (b) The following Directors were elected to serve until the Company's 1999 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

                            Joseph K. Adlerstein, Ph.D.
                            Bernard Sonnenschein

           (c) The matters voted upon at the meeting and voting of the stockholders with respect thereto are as follows:

                (i) The election of two directors to hold office until the Company's 1999 Annual Meeting of Stockholders, or until their successors are duly elected and qualified.


                      Nominee                          For        Against
                      -------                          ---        -------

                      Joseph K. Adlerstein, Ph.D.     1,856,562      5,465
                      Bernard Sonnenschein            1,856,562      5,465


                (ii) Approval of a series of amendments to the Company's 1997 Stock Incentive Plan, including an increase in the total number of shares of the Company's Common Stock authorized for issuance thereunder from 500,000 shares to a total of 1,000,000 shares.

                             For              Against          Abstentions
                             ---              -------          -----------

                          1,768,696           16,365              76,966

                (iii) Ratification of the appointment of PriceWaterhouseCoopers
                      LLP as the Company's independent public accountants for the fiscal year ending March 31, 1999.

                             For              Against          Abstentions
                             ---              -------          -----------

                          1,838,937            14,365             8,725

Item 5.  Other Information.  None.
         -----------------
Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibits.
             --------

              The following documents are referenced or included in this report:

              Exhibit No.
              -----------
              27                 Financial Data Schedule.

         (b)  Reports on Form 8-K.
              -------------------

              No Current Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1989.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  SPECTRUMEDIX CORPORATION



DATED:  November 13, 1998    By:  /s/ Joseph K. Adlerstein
                                  ------------------------------------------
                                  Joseph K. Adlerstein
                                  President, Chief Executive Officer and
                                  Chairman of the Board (Principal Executive
                                  Officer)


DATED:  November 13, 1998    By:  /s/ Bernard Sonnenschein
                                  ------------------------------------------
                                  Bernard Sonnenschein
                                  Treasurer, Secretary and Director
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit No.  Description
-----------  -----------

   27          Financial Data Schedule.