Form 10QSB
period 1998-12-31
SPECTRUMEDIX CORP
filed 1999-03-01
CIK 1035451

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1998
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from                       to
                              ------------------------  ------------------------

Commission file number          000-22501
                       ---------------------------------------------------------




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
Yes     X        No
     ---------      ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of:

Date     December 31, 1998         Shares       3,515,214
    ------------------------------       ---------------------------------------

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                        QUARTER ENDED DECEMBER 31, 1998


                                     CONTENTS

                                                                                                     Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Condensed Balance Sheets -- December 31, 1998 and March 31, 1998........................  1

           Condensed Statements of Operations -- Nine and Three Months Ended December 31, 1998
            and December 31, 1997..................................................................  2

           Condensed Statements of Cash Flows -- Nine Months Ended December 31, 1998 and
            December 31, 1997......................................................................  3

           Notes to Financial Statements...........................................................  4-5

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.....  6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................  17

         Item 2.  Changes in Securities and Use of Proceeds........................................  17

         Item 3.  Defaults Upon Senior Securities..................................................  17

         Item 4.  Submission of Matters to a Vote of Security Holders..............................  17

         Item 5.  Other Information................................................................  18

         Item 6.  Exhibits and Reports on Form 8-K.................................................  18
                  (a) Exhibits.....................................................................  18
                  (b) Reports on Form 8-K..........................................................  18

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

                            SPECTRUMEDIX CORPORATION
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                           December 31,                 March 31,
                                                                               1998                       1998*
                                                                     -------------------------  --------------------------
                                                                                         (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                                                  $   43,038                 $1,680,643
          Accounts receivable, net                                                      57,105                     12,806
          Inventories                                                                  461,878                    381,393
          Prepaid expenses                                                               8,743                     49,426
                                                                                    ----------                 ----------

          TOTAL CURRENT ASSETS                                                         570,764                  2,124,268
                                                                                    ----------                 ----------

PROPERTY AND EQUIPMENT, net                                                            497,694                    279,717
                                                                                    ----------                 ----------

OTHER ASSETS:
          Patent fees                                                                  349,284                    216,947
          License and license options, net                                             131,594                    159,346
          Security deposit                                                               8,479                      8,479
                                                                                    ----------                 ----------

          TOTAL OTHER ASSETS                                                           489,357                    384,772
                                                                                    ----------                 ----------


TOTAL ASSETS                                                                        $1,557,815                 $2,788,757
                                                                                    ==========                 ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                    $  1,538,893                 $ 1,132,580
          Stockholder loan                                                               25,000                         -0-
          Current portion of long-term debt                                              25,960                       5,041
          Customer deposits                                                                 -0-                       5,960
                                                                                   ------------                 -----------

          TOTAL CURRENT LIABILITIES                                                   1,589,853                   1,143,581
                                                                                   ------------                 -----------

LONG-TERM DEBT, net of current portion                                                   96,558                      29,217
                                                                                   ------------                 -----------

STOCKHOLDERS' EQUITY:
          Preferred stock, $.00115 par value, 2,000,000 shares authorized, none issued or outstanding

          Common stock, $.00115 par value, 23,000,000 shares
           authorized and 3,515,214 shares issued and outstanding
                                                                                          4,042                       4,042
          Additional paid-in capital                                                 11,359,673                  10,623,823
          Accumulated deficit                                                       (10,772,031)                 (8,570,152)
                                                                                   ------------                 -----------
          Total                                                                         591,684                   2,057,713
                                                                                   ------------                 -----------
          Less:  Deferred compensation                                                 (720,280)                   (441,754)
                                                                                   ------------                 -----------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (128,596)                  1,615,959
                                                                                   ------------                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $  1,557,815                 $ 2,788,757
                                                                                   ============                 ===========

* Derived from audited financial statements

                            SPECTRUMEDIX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                  (UNAUDITED)

                                                  Nine Months Ended          Three Months Ended
                                                    December 31,                December 31,
                                             ---------------------------  ------------------------
                                                 1998           1997         1998         1997
                                             -------------  ------------  -----------  -----------

REVENUES                                      $   163,482   $   262,554   $   31,992   $  139,133

COST OF REVENUES                                  346,879       277,962       91,198      104,648
                                              -----------   -----------   ----------   ----------

GROSS INCOME (LOSS)                              (183,397)      (15,408)     (59,206)      34,485
                                              -----------   -----------   ----------   ----------

OPERATING EXPENSES:
  Research and development costs, net             875,943       688,094      199,235      200,948
  General and administrative expenses           1,153,946       802,997      314,254      344,541
                                              -----------   -----------   ----------   ----------

  TOTAL OPERATING EXPENSES                      2,029,889     1,491,091      513,489      545,489
                                              -----------   -----------   ----------   ----------

OPERATING LOSS                                 (2,213,286)   (1,506,499)    (572,695)    (511,004)
                                              -----------   -----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Interest income                                  15,965        29,727          562       28,396
  Interest expense                                 (4,558)     (131,751)      (2,294)      (2,465)
  Amortization of original issue discount
    and deferred bridge financing costs               -0-    (1,674,705)         -0-          -0-
                                              -----------   -----------   ----------   ----------

TOTAL OTHER INCOME (EXPENSE)                       11,407    (1,776,729)      (1,732)      25,931
                                              -----------   -----------   ----------   ----------

LOSS BEFORE EXTRAORDINARY
  ITEMS                                        (2,201,879)   (3,283,228)    (574,427)    (485,073)

EXTRAORDINARY ITEMS                                   -0-       149,910          -0-       41,774
                                              -----------   -----------   ----------   ----------

NET LOSS                                      $(2,201,879)  $(3,133,318)  $ (574,427)  $ (443,299)
                                              ===========   ===========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            3,515,214     2,642,445    3,515,214    3,477,009
                                              ===========   ===========   ==========   ==========

INCOME (LOSS) PER SHARE:
  Loss before extraordinary items             $      (.62)  $     (1.24)  $     (.16)  $     (.13)
  Extraordinary items                                 -0-           .05          -0-          -0-
                                              -----------   -----------   ----------   ----------

NET LOSS                                      $      (.62)  $     (1.19)  $     (.16)  $     (.13)
                                              ===========   ===========   ==========   ==========


                            SPECTRUMEDIX CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                  (UNAUDITED)


                                                                                          1998           1997
                                                                                      -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $(2,201,879)  $(3,133,318)
                                                                                       -----------   -----------
 Adjustments to reconcile net loss to net cash from operating activities:
  Amortization of original issue discount and deferred bridge financing costs                  -0-     1,674,705
  Depreciation and amortization                                                             54,083        22,694
  Interest paid with issuance of common stock                                                  -0-        37,565
  Non-cash compensation expense                                                            457,324       141,433
  Extraordinary gain on forgiveness of debt                                                    -0-       149,910
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                              (44,299)       58,623
   (Increase) in inventories                                                               (80,485)     (287,206)
   (Increase) in other assets                                                              (91,654)     (340,150)
   Increase in accounts payable and accrued expenses                                       406,313      (353,194)
   Increase (decrease) in customer deposits                                                 (5,960)       18,881
     Other accrued liabilities                                                                 -0-      (153,414)
                                                                                       -----------   -----------

  Total adjustments                                                                        695,322       969,847
                                                                                       -----------   -----------

  NET CASH USED BY OPERATING ACTIVITIES                                                 (1,506,557)   (2,163,471)
                                                                                       -----------   -----------

CASH FLOWS USED BY INVESTING ACTIVITIES:
 Purchase of equipment                                                                    (143,588)      (27,846)
                                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from initial public offering                                                           -     6,903,450
 Initial public offering costs                                                                   -    (1,363,515)
 Repayment of bridge financing notes                                                             -      (805,000)
 Proceeds from notes payable  others                                                             -       500,164
 Proceeds from officers' notes                                                              25,000         1,238
 Repayment of officers' notes                                                                    -       (75,404)
 Repayment of notes payable  others                                                        (12,460)     (890,892)
                                                                                       -----------   -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  12,540     4,270,041
                                                                                       -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (1,637,605)    2,078,724

CASH AND CASH EQUIVALENTS - beginning of period                                          1,680,643       352,290
                                                                                       -----------   -----------

CASH AND CASH EQUIVALENTS - end of period                                              $    43,038   $ 2,431,014
                                                                                       ===========   ===========


NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
 During the nine months ended December 31, 1998 and 1997, additional paid-in capital and deferred compensation increased by $735,850 and $543,485, respectively from compensation stock options issued to non-employees.
 During the nine months ended December 31, 1998, property and equipment of $100,720 was purchased and capital lease obligations of $100,720 were assumed.

                            SPECTRUMEDIX CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 1 - GENERAL

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of December 31, 1998, (b) the results of operations for the nine and three months ended December 31, 1998 and 1997 and (c) changes in cash flows for the nine months ended December 31, 1998 and 1997.

     Refer to the audited financial statements for the fiscal year ended March 31, 1998, which were included in the Company's Form 10-KSB for details of accounting policies and accounts, none of which have changed significantly in composition since that date except as noted below.

     Financial results for the interim period ended December 31, 1998 and 1997 may not be indicative of the financial results for the fiscal year ending March 31, 1999.

     The Company has available carryforward losses applicable to the reduction of future Federal income taxes aggregating approximately $8,500,000 at December 31, 1998 and which expire at various dates through 2013.

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                            December 31,  March 31,
                                1998        1998
                            ------------  ----------
     Raw materials            $335,600      $238,710
     Work-in-process           126,278       142,683
                              --------      --------

                              $461,878      $381,393
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

NOTE 4 - COMMITMENTS

     In May and June 1998, the Company entered into several consulting agreements. Under the terms of the agreements, the consultants were issued options to purchase the Company's common stock. The options will vest in equal annual installments over periods ranging from one to three years. During the nine months ended December 31, 1998, the Company recorded $457,324 in deferred compensation expense related to these options, which is being amortized over the vesting period thereof.

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

     The main remaining issue asserted by the plaintiff is whether, pursuant to an alleged related agreement, the plaintiff is entitled to 152,174 shares (adjusted to reflect stock splits) of Common Stock or, alternatively, $875,000. Plaintiff alleges that the Company undertook to enter into a securities purchase agreement pursuant to which he should have received the aforementioned shares of Common Stock. The Company contends that such securities purchase agreement was never discussed and therefore that no agreement was reached with respect to the terms thereof. Such securities purchase agreement was not signed by either of the parties to the Rubin Note. There was a status conference scheduled for December 18, 1998 at the Supreme Court of The State of New York. The conference was adjourned and has not been re-scheduled. The Company believes that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of litigation and because the lawsuit is in the initial stages, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel.

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

     The Company has not been profitable since inception and had an accumulated deficit of $10,772,031 at December 31, 1998. Successful future operations depend upon the Company's ability to develop and commercialize its products. The Company will require additional funds to complete the development of its products and to fund operating losses that are expected to be incurred in the next several years.

Results of Operations

     Nine Months Ended December 31, 1998 and 1997

     The Company had total revenues of $163,482 and $262,554 for the nine months ended December 31, 1998 and 1997, respectively. Revenues for both periods reflect sales of products from old product lines. To date, the Company has received limited revenues from the sale of products, and it does not expect to receive significant product revenue for several years, if at all. The decrease in revenues of $99,072, or approximately 38%, was due primarily to the decrease in Luminoscope sales. Cost of revenues were $346,879 and $277,962 during the nine months ended December 31, 1998 and 1997, respectively, an increase of $68,917, or approximately 23%. The reason for the increase in the cost of revenues is due in part to the Company's hiring and training of additional manufacturing personnel.

     Of the total revenues discussed above, revenues derived from the sale of the Company's services totaled $27,249 and $53,799 for the nine months ended December 31, 1998 and 1997, respectively. The decrease in service revenue was $26,550, or approximately 49%. This decrease was due primarily to the increased focus of the Company on its various research and development and commercialization efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

     Research and development expenses increased $187,849 in 1998 to $875,943 from $688,094 in 1997, due primarily to increased expenditures for the Company's new licensed technologies. The proceeds of the Public Offering during the first half of the fiscal year ended March 31, 1998 enabled the Company to increase its research and development activities, which are dependent primarily on cash availability. The Company anticipates that research and development expenses will increase for fiscal year 1999 as a result of expenses relating to its option and research and development agreements with the University of California, Berkeley, its license agreement with Ames Laboratory/Iowa State University and its license and research and development agreements with the University of Pennsylvania, and the ability to fund such activities from the proceeds of the Public Offering.

     General and administrative expenses were $1,153,946 and $802,997 during the nine months ended December 31, 1998 and 1997, respectively, an increase of $350,949, or approximately 44%. Approximately 75% and 74% of general and administrative expenses for the nine months ended December 31, 1998 and 1997, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. Other increases were due primarily to increases in insurance expenses. The Company expects its general and administrative expenses to increase in the future as a result of further Company expansion.

     Interest expense of $4,558 and $131,751 for the nine months ended December 31, 1998 and 1997, respectively, resulted from borrowings. Interest expense decreased primarily as a result of reduced borrowings. The obligations which caused such interest expense in 1997 were repaid during September 1997 and October 1997.

Three Months Ended December 31, 1998 and 1997

     The Company had total revenues of $31,992 and $139,133 for the three months ended December 31, 1998 and 1997, respectively, a decrease of $107,141, or approximately 77%. Revenues for both periods reflect sales of products from old product lines. To date, the Company has received limited revenues from the sale of products, and it does not expect to receive significant product revenue for several years, if at all. The decrease in total revenues was due primarily to a decrease in Luminoscope sales. Cost of revenues were $91,198 and $104,648 during the three months ended December 31, 1998 and 1997, respectively, a decrease of $13,450, or approximately 13%. The reason for the decrease in the cost of revenues is due in part to the reduction of personnel and training of manufacturing employees.

     Of the total revenues, revenues derived from the sale of the Company's services totaled $3,338 and $16,257 for the three months ended December 31, 1998 and 1997, respectively, a decrease of $12,919, or approximately 79%. The decrease in services revenues was due primarily to the increased focus of the Company on its various research and development and commercialization efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the historical lack of any full time sales and marketing staff.

     Research and development expenses decreased 0.8% to $199,235 for the three months ended December 31, 1998 from $200,948 for the three months ended December 31, 1997. The decrease was due primarily to the lack of research funds which were dispensed to the Company from the SBIR Grant which reduced the research and development expense of the Company. The Company anticipates that research and development expenses will increase for fiscal year 1999 as a result of expenses relating to its option and research and development agreements with the University of California, Berkeley, its license agreement with Ames Laboratory/Iowa State University and its license and research and development agreements with the University of Pennsylvania, and the ability to fund such activities from the proceeds of the Public Offering.

     General and administrative expenses decreased 9% to $314,254 for the three months ended December 31, 1998 from $344,541 for the three months ended December 31, 1997. This decrease was due primarily to reductions in payroll, payroll taxes and employee benefits during the three months ended December 31, 1998.

     Interest expense of $2,294 and $2,465 for the three months ended December 31, 1998 and 1997, respectively, resulted from borrowings. Interest expense during the three months ended December 31, 1998 decreased over the three months ended December 31, 1997 primarily as a result of the repayment of borrowings with the proceeds of the Company's initial public offering.

Liquidity and Capital Resources

     In September 1997, the Company completed the Public Offering. The net proceeds from the Public Offering were $5,198,055 (gross proceeds of $6,903,450 less related costs of $1,705,395). The Company believes that the proceeds received from the Public Offering, together with future revenue and possible future collaborative agreements and/or government grants, will be sufficient to meet the Company's operating expenses and capital requirements into the Company's fourth fiscal quarter of the fiscal year ending March 31, 1999. The Company will attempt to raise any required additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources if and when available. There can be no assurance that any such additional funding will be available on favorable terms from any of these sources, if at all.

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

     History of Losses; Uncertainty of Future Profitability; Ability To Continue as a Going Concern. The Company has incurred operating losses since its inception in 1992. At December 31, 1998, the Company had an accumulated deficit of $10,772,031. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company will need to either substantially expand the sales of its existing products and services or successfully develop and commercialize its new products to reach profitability. No assurance can be given that the Company will be able to accomplish either such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. The Company is dependent upon the proceeds of its initial public offering (the "Public Offering") to continue its operations. In addition, the proceeds of the Public Offering may not be sufficient to allow the Company to materially alter its reliance on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Uncertainty Regarding Completion of Licenses to Key Technologies. The Company's technologies under development in the area of diagnostic kinetics are the subject of an option held by the Company from the University of California, Berkeley. Such option specifies maximum royalty rates and milestone payments, which the Company deems reasonable. Although the option agreement entitles the Company to exercise its option and acquire an exclusive license to the underlying patents and technologies, no assurance can be given that the Company will be successful in securing such license or that the terms thereof will ultimately be deemed attractive for the commercialization of such equipment. The Company does not expect to exercise its option with the University of California, Berkeley until the first quarter of 1999, at the earliest, if at all.

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

     Need for Additional Financing. Based on the Company's operating plan, the Company believes that the net proceeds of the Public Offering, together with future operating revenues and possible future collaborative agreements and/or government grants, will be sufficient to satisfy its capital requirements and finance its plans into the Company's fourth fiscal quarter of the fiscal year ending March 31, 1999. Such belief is based on certain assumptions, and there can be no assurance that such assumptions are correct. After such time, the Company anticipates that it will require additional financing in order to meet its current plans for expansion. Such financing may take the form of the issuance of common or preferred equity securities or debt securities, or may involve bank financing. The Company may also be forced to enter into third-party licensing, manufacturing or distribution agreements to support its capital needs. There can be no assurance that the Company will be able to obtain such additional capital on a timely basis, on favorable terms, or at all. In any of such events, the Company may be unable to implement its product development and commercialization strategy and its operations would be severely and adversely affected.

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

     Effect of Outstanding Options and Warrants. At December 31, 1998, there were outstanding stock options to purchase an aggregate of 127,827 shares of Common Stock at an exercise price of $0.00115 per share, warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $1.00 per share, stock options and warrants to purchase an aggregate of 247,829 shares of Common Stock at an exercise price of $2.88 per share, stock options to purchase an aggregate of 207,836 shares of Common Stock at an exercise price of $4.60 per share, stock options to purchase an aggregate of 35,000 shares of Common Stock at an exercise price of $5.00 per share, stock options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $6.00 per share, stock options to purchase an aggregate of 68,000 shares of Common Stock at an exercise price of $6.25 per share, stock options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $9.125 per share, stock options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $2.75 per share warrants to purchase 322,000 Units at an exercise price of $5.75 per Unit and warrants to purchase 104,400 Units at an exercise price of $9.49 per Unit. Of the foregoing, warrants and options to purchase 534,578 shares of Common Stock are subject to a 24-month lock-up restriction and up to 174,000 shares issued or to be issued to one stockholder are subject to a 13-month lock-up restriction. Each of the foregoing lock-up restriction periods commenced on September 16, 1997. The lock-up restriction for the warrants to purchase 322,000 Units expired on

September 15, 1998 and October 15, 1998 respectively. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

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

Item 3.  Defaults Upon Senior Securities.  None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  None.
         ---------------------------------------------------

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

         (a)  Exhibits.
              --------

              The following documents are referenced or included in this report:

              Exhibit No.
              -----------
              27                 Financial Data Schedule.

         (b)  Reports on Form 8-K.
              -------------------

              No Current Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1998.

                                   SIGNATURES
                                   ----------



     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  SPECTRUMEDIX CORPORATION



DATED:  February 26, 1999     By: /s/ Joseph K. Adlerstein
                                 -----------------------------------------------
                                  Joseph K. Adlerstein
                                  President, Chief Executive, Financial and
                                  Accounting Officer and Chairman of the Board
                                  (Principal Executive Officer)

                               INDEX TO EXHIBITS



Exhibit No.  Description
-----------  -----------

   27          Financial Data Schedule.