Form 10KSB40
period 1999-03-31
SPECTRUMEDIX CORP
filed 1999-09-13
CIK 1035451

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended March 31, 1999

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ____________
                                    Commission File No. 000-22501

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

   Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ________
No    X
    -----

   Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State issuer's revenue for its most recent fiscal year.    $317,672
                                                              --------

   The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the Common Stock on the OTC Bulletin Board on September 10, 1999 was $1,655,153.*

   The number of shares of the Registrant's Common Stock outstanding was 3,658,041 as of September 10, 1999.

   Transitional Small Business Disclosure Format (check one):  Yes __ No X
                                                                         -

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.
_______________
   *Excludes 1,355,220 shares of the Registrant's Common Stock held by the chief executive officer and director and affiliated parties at September 10, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding SpectruMedix Corporation (the "Company") and its current business strategy, projected sources and uses of cash, and plans for future development and operation, are based on current expectations. The statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The risks and uncertainties are described more fully under the heading "Risk Factors," and include, but are not limited to, the ability of the Company to obtain the necessary funds to continue its operations. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The Company

Introduction

     The Company, a Delaware corporation, devotes substantially all of its resources to the development of high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer"), an instrument for the acquisition, analysis and management of complex genetic information. The DNA Sequencer was developed in part from research efforts conducted at the United States Department of Energy and Ames Laboratories' Institute for Physical Research and Technology/Iowa State University ("Ames Laboratories"). The Company believes DNA sequencing has significant implications for medical, genetic and forensic science applications.

     In May 1995, the Company entered into an agreement with Iowa State University Research Foundation, an affiliate of Ames Laboratories ("ISURF") pursuant to which the Company received an option to acquire an exclusive worldwide license to technology developed at ISURF for the commercial development of the DNA Sequencer. The Company believes the DNA Sequencer may be capable of substantially increasing the rate of sequencing over the other commercially available sequencing instruments on the market today and provide reliable results at a lower cost. In July 1997, R & D Magazine selected the Company's DNA Sequencer technology to receive the R&D 100 Award recognizing it as one of the top 100 technical innovations of 1997. The Company has completed development of the DNA Sequencer and has a limited number of models available for the market.

     In June 1997, the Company exercised its option and entered into an exclusive, worldwide licensing agreement for the technology developed by ISURF. Due to the Company's financial condition during fiscal year 1999 and through the end of July 1999, however, it was not able to make certain required payments under the licensing agreement. On July 30, 1999, ISURF and the Company entered into an amendment to the license agreement, pursuant to which the Company agreed to pay $500,000 under the license agreement and ISURF agreed to waive any defaults for the failure to pay such required payments, the parties agreed to a revised schedule of minimum royalties, ISURF consented to the grant of sublicense to The Perkin-Elmer Corporation, now known as PE Biosystems ("PE Bio") and the Company agreed to pay ISURF a majority portion of the minimum royalties received by the Company from PE Bio under the sublicense agreement and the Company granted ISURF a phantom stock award equal to 150,000 shares of the Company's common stock, par value $0.00115 per share (the "Common Stock").

     Concurrently with the restructuring of its license agreement with ISURF, the Company entered into a sublicense agreement with PE Bio pursuant to which the Company granted PE Bio an exclusive sublicense to use certain patents for the development of DNA sequencing machines using 30 or fewer capillaries using side entry illumination. The Company also granted PE Bio a right of first refusal to sublicense such technology for use in DNA sequencing machines using more than 30 capillaries. On July 30, 1999, PE Bio paid the Company a non-refundable sublicense issue fee of $1,000,000, and, commencing with the twelve-month period beginning August 1, 2001, PE Bio agreed to pay to the Company certain minimum annual royalties. Such minimum royalties are non-refundable, but are credited against the earned royalties payable pursuant to the sub-license agreement.

     In connection with the sublicense agreement, PE Corporation, the parent company of PE Bio, purchased 2,000 shares of the Company's Series A Preferred Stock for $1,000 per share. The Series A Preferred Stock will be paid dividends only if the Company pays dividends on its common stock, and the Series A Preferred Stock may be converted into shares of common stock at a conversion price of $2.50 per share, subject to adjustment in the event of a consolidation, merger, reorganization or sale of substantially all of the assets of the Company. In addition, PE Bio and the Company entered into a multi-year consulting agreement pursuant to which the Company will provide consulting services to PE Bio. Upon execution of the consulting agreement, the Company received a lump sum fee of $2,000,000.

Company History

     Since its formation in 1992, the Company has devoted all of its resources to develop, upgrade and improve its existing line of scientific instrumentation, which initially consisted of mass spectrometers and luminoscopes, electronic components and software. Despite the technological achievements of the Company's products, the Company has not been able to achieve significant sales of its scientific instrumentation, partly as a result of its significant liquidity concerns and management turnover.

     From its inception through December 1998, the Company financed its operations primarily through the sale of equity securities and loans, most of which loans were repaid with the proceeds from the Company's initial public offering. Sales from the Company's existing product lines were limited and the Company shifted its focus to the development of the DNA Sequencer and, to a substantially lesser degree, certain other research products.

     Substantially all of the Company's funds were expended on the development and commercialization of the Company's products, including the DNA Sequencer. From January 1999 through July 1999, the Company was primarily dependent on funds advanced to it by the Company's Chief Executive Officer to meet payroll and expenses. Due to its financial condition, the Company was unable to make required payments under its license agreements and was unable to maintain an option for the right to use a patent critical to another technology the Company was developing.

     DNA Sequencer

     The Company believes DNA sequencing has significant implications for medical, genetic and forensic applications. The Company currently licenses technology from ISURF which was used to develop the Company's DNA Sequencer. The license agreement with ISURF was restructured on July 30, 1999 and the Company sublicensed certain of such technology to PE Bio.

     DNA is the chemical material in living organisms that defines the physical characteristics of each organism and is responsible for everything within the organism concerning the reproduction, maintenance, repair and (some scientists believe) the general behavior of a given individual or organism. At the molecular level, DNA appears as a ladder-like structure. Two ribbons of sugar molecules, positioned side-by-side, are cross-linked at regular intervals along their length. The rungs of the ladder represent the actual genetic code and the outer sugar molecules are believed to be merely physical supports to keep the cross-linked ladder rungs in order. Each rung of the DNA ladder is composed of two molecules called base pairs. Only four specific molecular bases are used to make the DNA cross-links: Adenine, Thymine, Cytosine and Guanine, abbreviated A, T, C and G. The molecules themselves are described in chemical terms as bases (i.e., the opposite of acids), and the term "base," or "base pair," is used to describe the DNA molecules without specifying A, T, C or G.

     The search for the genetic sequence of living organisms has been an active sphere of research since 1953, when the scientists James Watson and Francis Crick published the discovery that DNA was in fact two cross-linked molecular strands in the shape of a helical ladder. The complete DNA sequence for an organism is called the genome. Coordinated by the U.S. Department of Energy and the National Institute of Health, many research centers and laboratories are engaged in a project to map the human genome (the "Human Genome Project"). Among the goals of the Human Genome Project are to identify all the estimated 80,000 to 100,000 genes in human DNA and determine the sequences of the three billion chemical bases that make up human DNA.

     Since the inception of the Human Genome Project, there have been substantial increases in speed and great reductions in the cost of dealing with the large amount of genetic information that constitutes the human genome. Over the past five years, significant progress has been made to map the human genome, i.e., to provide a guide to the various pieces of DNA comprising the human genome. There is therefore added urgency to start large scale sequencing to further decipher and to make use of these physical maps.

     DNA Sample Preparation. The DNA ladder scheme is first separated along the long axis of the molecule (see Figure 1), yielding a "single strand" sequence of DNA bases tethered along a single sugar backbone. The single strand is chemically modified to obtain the fragment series as illustrated in Figure 1. The resulting DNA pieces include a small tag molecule at one end of the strand. This tag will fluoresce (emit light) when it is irradiated with a laser. The color of the laser light is different from the tag fluorescence light, so it is possible to tell them apart. In order to discern the four possible bases, each base type reacts exclusively with one of four possible tags in the solution. The different tags fluoresce different colors, acting as a color-code, and the four types of bases can thus be identified. The fragments correspond to a series of DNA pieces that increase in length by one molecule character (C, T, A or G). Only the last base on the tail end of the strand is tagged. This is important because it means that the signal detected by the instrument is specific to the last base on the strand, and the rest of the strand is invisible to the detector. The significance of keeping the strand length will be illustrated below. The sample preparation, from the bulk raw material to the fluorescent-tagged DNA series, is performed by laboratory personnel, and is the precursor to using the Company's DNA Sequencer. The instrument is then used to identify, in order, the individual bases that appear along the DNA strand.


                [CHART OF DNA SAMPLE PREPARATION APPEARS HERE]

     Figure 1. Illustration of the DNA structure, prepared fragment samples, and resulting data format.

     Currently Commercially Available DNA Sequencer Instrumentation. The general separation method employed by the Company's instrument, as well as most of the other instruments available from competitors, is electrophoresis (the movement, under the influence of an electrical field, of electrically charged particles suspended in a fluid). The older of the two most common instrumental applications employing electrophoresis uses a plate of conductive, solid-like gelatin material as the sample solution. At one end of the plate, the sample is injected into the gel. When an electric field is applied across the gel, the molecules migrate across the gel. The smallest fragments migrate the greatest distance for a given time and voltage. To obtain the final data, the voltage is applied across the gel for a given period of time, and then removed. The separated DNA fragments are separated across the plate according to their size, and the entire plate is scanned with the laser. The fluorescent tags, corresponding to each of the four possible bases, are observed by a secondary light detector.

     This instrument design has certain inherent limitations: (i) the technique is mechanically cumbersome; (ii) the gel material must be made immediately prior to their use; (iii) the gel material is prepared from a monomer compound that is a highly dangerous neurotoxin that requires specialized handling and disposal methods; (iv) due to the dense solid-like nature of the gel material, the migration times of the DNA fragments are very long, and thus the process is very slow; (v) slab gels can only maintain comparatively low (e.g., 5,000 volts) voltage loads as greater voltage causes overheating and destroys the gel integrity (the greater the voltage an electrophoretic instrument can safely handle, the faster the analysis rate); (vi) the technique is not well-suited for use with existing robotic-based preparation techniques commonly found in biological laboratories, due to the incompatibility of the hardware associated with each system, e.g., gel electrophoresis instrumentation does not utilize the microtiter wells universally associated with DNA preparation; and (vii) the limit to the available space on the slab means that the slab is capable of only a limited number of "side-by-side" runs. As a result of such limitations, the slab gel technique cannot exceed a sequencing rate of approximately 500 bases per hour.

     The SpectruMedix DNA Instrument: the SCE9600 Multiplexed Capillary Electrophoresis DNA Sequencer. Unlike gel slab-based systems, the Company's DNA Sequencer utilizes tubes, a process known as capillary gel electrophoresis. The tube, or capillary, is composed of a non-conductive glass, roughly three feet in length (See Figures 2 and 3), and is very thin in size, with an outer diameter of 0.006 inches (150 microns) and an inner diameter of roughly 0.003 inches (75 microns). The capillaries may be compared to a three-foot long hollow tube the thickness of sewing thread. The tube is filled with the Company's proprietary (patented) gel material, and a very small volume of the DNA sample solution is introduced at one end of the capillary (see Figure 2). In order to apply a voltage across the capillary (the gel material is conductive), each end of the capillary is immersed in a container of salt solution, along with the power supply electrodes. In response to the voltage, the charged fragments migrate through the gel matrix, from one end of the capillary to the other. The fragments separate according to their size while traveling through the capillary.

                    [CHART OF DNA SEQUENCING APPEARS HERE]

     Figure 2. Capillary electrophoresis setup, single lane shown.

     A significant difference between slab gel electrophoresis ("SGE") and capillary gel electrophoresis ("CGE") is the method of detection. With an SGE based system, the sample is injected onto the gel plate, the voltage is applied for a given amount of time, and then the voltage is removed and the entire gel plate is scanned with the laser for analysis. Using the Company's CGE technique, the analysis is performed "on the fly" with a light detector or charged-couple device (CCD) camera. As the separated fragments pass through the capillary, they pass through a region that is irradiated with laser light, and the subsequent fluorescence is measured by the light detector. The data is presented in a plot of light color versus the migration time of the fragments. Because each fragment length exists in the sample solution, the bases are identified in order, as a function of how long it takes for them to reach the laser/detector region (see Figure 2). The Company believes that CGE provides several advantages over the slab gel technique: (i) less gel material, sample volumes and reagents are used for each analysis and (ii) the issue of resistive heating is greatly reduced, because the cross-sectional area of the 0.006 inch diameter capillary is considerably smaller than a 10 x 0.25 inch gel plate.

     In addition, because less heat is generated, greater voltage can be applied to the system, resulting in shorter analysis times. The SCE9600 system can apply 15,000 to 30,000 volts across the capillary tube reducing run times from hours in the SGE case to minutes in the Company's CGE instrument. Samples may be continuously run, and the entire analytical procedure may be computer controlled. In addition, the on-column sample analysis provided by the SCE9600 provides continuous discrete isolation of concurrent samples during the analysis and eliminates chemical cross contamination from neighboring lanes.



                             [CHART APPEARS HERE]

     Figure 3. The SpectruMedix SCE9600 Multiplexed 96-Capillary Electrophoresis DNA Sequencer.

     The Company believes that the SpectruMedix sequencer provides advantages over current technology by, among other things, increasing the number of capillaries that are used simultaneously and by simplifying the construction of the instrument through keeping both the laser light source and the detector stationary. The SpectruMedix SCE9600 combines simultaneous fluorescence and detection of 96 discreet capillary lanes with CGE base calling (see Figure 3). The Company's capillary array configuration allows the introduction and analysis of 96 individual DNA samples, with multiple runs possible via two computer controlled eight-tray carrousels. These carrousels are multiple-tray holders that allow for pre-loading the DNA samples and buffers necessary for each of several runs and then having the instrument's computer control the instrument functions automatically without further operator intervention. The samples are handled by the SCE9600 in standard, commercially available 96-well microtiter plates and, the Company believes, should be compatible with the preparation processes commonly used in laboratories. Samples may therefore be prepared and analyzed in the same container, reducing the possibility of cross contamination and sample loss.

     The Company is also developing a fluid gel matrix capable of increased DNA fragment resolution at increased sample migration speeds. The less viscous nature of the gel matrix being developed by the Company, compared to currently available materials, also allows the capability of flushing out consumed matrix for fresh gel as part of the automated instrument sequence, and complete capillary column reconditioning between each sample series run.

     In addition, the SCE9600 utilizes direct sample injection from the tray in which the samples were prepared, which help assure the integrity prior to its analysis. Other capillary systems employ a robotic arm that transfers the samples from the well tray to a secondary loading station. This raises concerns with cross-contamination because neither the pipet tip nor the loading tray are replaced after each use. In July 1997, R & D Magazine selected the SCE9600 Multiplexed Capillary Electrophoreses DNA Sequencer to receive the R&D 100 Award recognizing it as one of the top 100 technical innovations of 1997.

Other Products

     The Company also manufactures and sells mass spectrometers and luminoscopes. Historically, the Company has not been able to generate significant sales of these products. The Company has shifted its focus to the commercialization of the DNA Sequencer, but it may continue to make limited sales of its mass spectrometers and luminoscopes.

     Mass spectrometers are scientific instruments capable of determining the composition of matter with great precision, whether it be a solid, liquid, gas or plasma. Mass spectrometers identify a sample by analyzing its component atoms and molecules, on the basis of atomic weights or "masses." Key applications for mass spectrometers include: (i) environmental testing and monitoring, including monitoring of air pollution levels, water purity, recirculated atmospheres (such as in submarines, spacecraft and mines), air quality in private residences and offices, and pesticides in the soil, rivers and well water; (ii) geologists routinely use mass spectrometers for such tasks as determining the age of rocks and meteorites, computing the temperatures in ancient oceans, and studying the composition of gases in rock formations; (iii) the metallurgical industry has the need for an instrument that can perform several analyses simultaneously, such as testing a sample for the presence of hydrogen, carbon, nitrogen and oxygen, and for the concentration profiles of these elements; (iv) the Company's mass spectrometers have many applications in materials science, ranging from the analysis of semiconductor substrates to corrosion analysis of structural materials to the analysis and eventual synthesis of new-high-temperature materials, etc.

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

Other Technologies under Development

     Laser Diagnostics. In support of the Company's work on the DNA Sequencer, the Company retained the sole staff person of Laser Diagnostics and acquired certain assets of Laser Diagnostics. Laser Diagnostics developed a technology known as Laser-Induced Breakdown Spectroscopy ("LIBS") in collaboration with the Los Alamos National Laboratory, Sandia National Laboratory in Livermore, CA, and the Diagnostic and Analysis Instrumentation Laboratory at Mississippi State University. The LIBS technique involves focusing a high peak-power pulsed laser to create a small spark from which optical emission is used to perform elemental analysis. This technology can be used to continuously monitor the off-gases from incinerators and other thermal treatment facilities for heavy metals released into the atmosphere. The U.S. Department of Energy granted a Small Business Technology Transfer ("STTR") grant to Laser Diagnostics in support of this work. Laser Diagnostics also developed a novel near-infrared diode laser system to monitor water vapor and carbon dioxide in the atmosphere. The National Science Foundation, Atmospheric Sciences Division issued an STTR grant in support this work. The Company is continuing the development of both these technologies with the STTR grants.

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

Research and Development

     The Company's research and development efforts currently are focused on the commercialization and improvement of the Company's DNA Sequencer, and, to a lesser extent, the development of a mass spectrometer for its pulmonary diagnostic technology. As of March 31, 1999, the Company had 12 full-time employees engaged in research and development. Expenditures for research and development, net of grants received, in the fiscal years ended March 31, 1999 and 1998 were $1,050,933 and $1,279,959, respectively. The Company believes that its success will depend upon its ability to develop and introduce new products and features to incorporate new technologies, enhance its existing products and meet changing customer requirements and emerging industry standards on a timely and cost-effective basis. Accordingly, the Company currently intends to continue to devote a substantial portion of its resources to research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

     All of the Company's sales and marketing to date has been conducted on a part-time basis by one or two of the Company's employees. The Company will need to develop a full-time sales and marketing force and undertake a concerted marketing effort to market the DNA Sequencer. The establishment of a sale force and marketing program will require substantial funds, and there can be no assurance that the Company will be able to generate significant sales of the DNA Sequencer.

Competition

     DNA Sequencers. Competition in the market for DNA sequencing technology is rapidly evolving and the competitors include major universities and research centers, large corporations with significantly more financing than the Company, and a large number of smaller instrument, software and genomics companies that are developing complete, or components of, DNA sequencing equipment. Although the Company believes that its technology will compete favorably with the approaches being taken by such third parties, there can be no assurance that the superior funding or experience levels of such competitors will not materially and adversely affect the Company's own development and commercialization efforts.

     Current Technology. The primary commercially-available, semi-automated DNA sequencer, the ABI377, is manufactured by PE Biosystems ("PE Bio"), a subsidiary of PE Bio. This slab gel-based technology is capable of running 96 lanes of DNA samples of 400-450 bases in four hours. Based on discussions with scientists who use the ABI377, the Company believes that the ABI377 is labor-intensive for gel and sample preparation and requires highly skilled operators. In addition, the ABI377 allows only a single run of 96 lanes, after which the instrument must be reset. Other companies involved in this area include Beckman Instruments, Fisons Scientific Equipment and Pharmacia Biotech.

     In early 1999, PE Bio released a new 96-capillary DNA sequencer, the ABI Prism(R) 3700 DNA Analyzer, and PE Bio has reported significant sales for this product. The Company believes that the technology employed in the SCE9600 should allow the SCE9600 to compete favorably with the ABI Prism(R) 3700 DNA Analyzer. PE Bio has sublicensed certain aspects of the Company's technology and may incorporate such technology into its future DNA sequencing instrumentation, but only for machines with 30 or fewer capillaries and employing an optics system not currently being considered for commercialization by the Company.

     Other Electrophoresis-based Instrumentation. Other manufacturers of DNA sequencing machines are developing alternatives to both the ABI377 and the SCE9600. One such multi-capillary device being commercialized by Molecular Dynamics, Inc., the MEGABACE 1000, employs a single scanning detector that "looks" at each single capillary in the array in sequence. The system has been in the later stages of development for at least the last three to four years, and commercial release has been postponed within that time. The Company believes that the SCE9600 should compete favorably with the MEGABACE 1000 because (i) the single detector of the MEGABACE 1000 can accurately scan a relatively low maximum number of capillaries before the detector must return to its starting position to monitor the first capillary and (ii) the capillary/detector system of the MEGABACE 1000 is considerably more complex than that of the SCE9600.

     In the last two to three years, other capillary electrophoresis-based technology companies (e.g., Seurat Technologies) have been reported to be in initial stages of development. However, no progress reports, either released from the companies themselves or in trade publications, have been forthcoming and the status of these devices is currently unknown.

     In addition to the capillary array electrophoresis technology used by the Company, various other technologies are being developed to sequence DNA. These include: (i) single-molecule sequencing, where the bases are clipped off one at a time and read with respect to their color labels, a technology which depends on several separate revolutionary breakthroughs in enzymology, detection, labeling chemistry and micromanipulation; (ii) mass-spectrometry by Matrix-Assisted Laser Desorption Ionization, which determines DNA sequences based upon the molecular mass of the DNA and its fragments; and (iii) sequencing by hybridization, which involves binding the sample DNA fragments to complimentary, known sequence targets anchored to a substrate.

Markets

     The market for DNA sequencing instruments is rapidly evolving and includes large well-financed corporations such as PE Bio, Beckman Instruments, Fisons Scientific Equipment, Pharmacia Biotech and Molecular Dynamics, as well as a large number of smaller companies, such as Genomyx and Visible Genetics, and software and genomics companies that are developing complete, or components of, DNA sequencing equipment. In addition, the potential applications for lower-cost and higher throughput equipment are rapidly expanding. Consequently, it is difficult to predict with accuracy the current market for sequencers capable of producing data at the speed being targeted by the Company. The Company's capillary-array electrophoresis approach is but one of a number of approaches being developed to improve the throughput speed of currently available DNA sequencing equipment. In addition, research is separately being conducted at a number of major universities and research centers to refine DNA sequencing technologies. Although the Company believes that its technology will compete favorably with the approaches being taken by such third parties, there can be no assurance that the superior funding or experience levels of at least some such competitors will not materially and adversely affect the Company's own development and commercialization efforts.

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

     The Company has acquired an exclusive worldwide license to certain technology owned by ISURF, including three issued patents and two pending divisional applications, each of which relate to the Company's DNA Sequencer.

     The Company presently has been issued two U.S. patents, has been allowed one additional patent, has five U.S. patent applications pending, and three divisional patents are under review. In addition, foreign filings have been submitted on all 11 patents. There can be no assurance that the Company's pending patent applications will result in patents being issued or that, if issued, such patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. See "Risk Factors -- Uncertainty of Protection of Patents and Proprietary Rights."

     Laser Diagnostics was issued a U.S. patent, entitled "Method for Determining the Concentration of Atomic Species in Gases and Solids" (No. 5715053), in connection with its LIBS technology. The patent was included in the assets purchased by the Company and has been assigned to the Company.

     The Company's success depends on its ability to obtain patents, protect its trade secrets and operate without infringing upon the proprietary rights of others. A number of patents have been applied for by the Company's existing and potential competitors. There can be no assurance, however, that any future patent applications will be approved, that the Company will develop additional proprietary products that are patentable, or that any patents issued to the Company will provide the Company with any significant protection or will not be successfully challenged by third parties. Furthermore, there can be no assurance that others will not design around the patented products developed by the Company. There can be no assurance that the Company's products will not be found to infringe upon the patents of others. If the Company's products are found to infringe upon the patents, or otherwise impermissibly utilize the intellectual property, of others, the Company's development, manufacture, and sale of such products could be severely restricted or prohibited. The Company may be required to obtain licenses from such third parties or otherwise obtain licenses to utilize patents or proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights could be obtained on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, the development, manufacture, or sale of products requiring such licenses could be materially adversely affected. In addition, the Company could incur substantial costs in defending itself against challenges to its patents or infringement claims made by third parties or in enforcing its own patents.

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

Employees

     As of March 31, 1999, the Company had 28 employees. Of the total, one was engaged part-time in sales and marketing, twelve in research and development, and nine in electronics and mechanical assembly. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. See "Risk Factors --Dependence Upon Key Personnel."

Risk Factors

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding SpectruMedix Corporation (the "Company") and its current business strategy, projected sources and uses of cash, and plans for future development and operation, are based on current expectations. The statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The risks and uncertainties are described more fully under the heading "Risk Factors," and include, but are not limited to, the ability of the Company to obtain the necessary funds to continue its operations. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

     The Company has incurred losses since its inception, requires significant amounts of additional capital and may not be able to continue as a going concern. The Company has incurred operating losses since its inception in 1992. At March 31, 1999, the Company had an accumulated deficit of $11,512,684. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company needs to successfully develop and commercialize the DNA Sequencer to reach profitability. No assurance can be given that the Company will be able to accomplish such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. The Company has used the proceeds of its initial public offering (the "Public Offering") and since January 1999 the Company has been primarily dependent upon cash advances from its Chief Executive Officer to fund its operations. While the Company's most immediate liquidity concerns may have been alleviated by the agreements with PE Bio, the Company will require significant additional capital to achieve its business plans. As a result of its liquidity problems, the Company must rely on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As a result of the Company's current financial condition, the Company's independent accountants have included an explanatory paragraph stating that the Company's financial statements have been prepared assuming that the Company will continue as a going concern and that the Company has suffered recurring net losses from operations which raises substantial doubt about the Company's ability to continue as a going concern.

     The Company is still in the development stage. Since the Company's incorporation in April 1992, the Company has been engaged in organizational activities, acquisition of assets, hiring of personnel and financing activities. Since operations began in July 1992, the Company has engaged in the following activities: manufacturing, research and development, limited sales and marketing, capital raising, exploration of strategic relationships and collaborations, and other general corporate activities. The Company has generated limited revenues to date. The Company will require additional capital, above the amounts received from PE Bio, to commercialize and market the DNA Sequencer and pursue other research and development activities. As the Company is in the development stage, its operations are subject to all of the risks inherent in the establishment of a new business enterprise and the commercialization of new products. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, and, accordingly, is highly speculative.

     The Company has failed to pay royalty fees under existing licenses. The Company's DNA Sequencer was developed in part from research efforts conducted at the Ames Laboratories. The Company entered into a world-wide exclusive licensing agreement with ISURF, which agreement was restructured as a result of the Company's failure to make timely payments under the agreement. If the Company continues to fail to make payments under the license agreement, such agreement may be terminated and the Company will not be ably to market the DNA Sequencer. In February 1999, an option held by the Company to license technology in the field of diagnostic kinetics expired unexercised because the Company did not have the funds available to pay amounts to the licensor. If the Company fails to pay license fees to ISURF it may lose the right to market the DNA Sequencer.

     The ability of the Company to protect its technology through patents and other propriety rights is uncertain. The Company's success depends on its ability to obtain patents, protect its trade secrets and operate without infringing upon the proprietary rights of others. The Company's existing and potential competitors have applied for a substantial number of patents. There can be no assurance that any of the Company's future patent applications will be approved, that the Company will develop additional proprietary products that are patentable, or that any patents issued to the Company will provide the Company with any significant protection or will not be successfully challenged by third parties. Furthermore, there can be no assurance that others will not design around the patented products developed by the Company. There can be no assurance that the Company's products will not be found to infringe upon the patents of others. The area of gene sequencing, in particular, is subject to intense competition and active filing of patent applications. Any of such patent applications filed by one or more third parties may conflict with the Company's products under development. If the Company's products are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, the Company's development, manufacture and sale of such products could be severely restricted or prohibited. Any such infringement could have a material adverse effect on the Company's prospects, business, results of operations or financial condition. The Company may be required to obtain licenses from such third parties or otherwise obtain licenses to utilize patents or proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights could be obtained on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, the development, manufacture or sale of products requiring such licenses could be materially adversely affected. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of such products could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement, to enforce the Company's or its licensors' patents, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others, and could result in substantial cost to and diversion of effort by, and may have a material adverse impact on, the Company.

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

     The science and technology of the Company's products is rapidly evolving and substantial further research and development is required. The science and technology of the Company's products, particularly the Company's DNA Sequencer, is rapidly evolving. Many of the Company's products and proposed products will require significant further research, development, testing and possibly regulatory clearances and are subject to the risks of failure inherent in the development of products based on innovative technologies. The Company's development efforts in the areas of diagnostic kinetics and pulmonary diagnostics involve new areas of medicine which necessarily involves unforeseeable risks and uncertainties. These risks include the possibility that any or all of the products or proposed products are found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances, if any, that the proposed products, although effective, are uneconomical to market, that such products will not satisfy cost and performance criteria, that third parties hold proprietary rights that preclude the Company from marketing such products, or that third parties market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products. Further, the Company cannot predict with certainty when or if the Company will be able to commercialize certain of its proposed products or that such products will satisfactorily perform all of the functions for which they have been designed or prove to be sufficiently reliable in long-term applications.

     The Company's new technologies are untested on a commercial scale and may not be accepted by the market. The production of the DNA Sequencer, pulmonary diagnostics technology and other proposed products of the Company represents new manufacturing processes which are untested on a commercial scale. Although the Company believes that its technologies and products will, if ultimately commercialized, represent significant technological advances, demand for the Company's proposed products, all of which are based upon new designs, concepts and manufacturing processes, is subject to a high degree of uncertainty. Many potential customers of the

Company, including original equipment manufacturers ("OEM") and commercial end users, may be reluctant to utilize or sell the Company's proposed products until a sufficient number of other OEMs and commercial end users have already committed to do so. The Company currently has limited marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities that will be necessary to market its proposed products. The Company's ability to generate revenues from the sale of its proposed products will be dependent upon, among other things, its ability to build an effective sales organization. In its limited marketing efforts to date, the Company has relied solely upon the efforts of its executive officers. If the Company is unable to market and distribute its products directly, the Company may have to enter into arrangements with others, such as joint ventures, licensing or similar arrangements or distribution agreements. Any such contractual arrangements may result in a lack of control by the Company over any or all of the marketing and distribution of such products and may increase its marginal costs. There can be no assurance that the Company will be able to formalize any marketing arrangements or that its marketing efforts will be successful.

     The Company has only limited manufacturing capabilities. The Company maintains limited manufacturing facilities and will need to expand such facilities to effectively manufacture its products on a profitable basis. The expansion of the Company's manufacturing facilities and capabilities will subject the Company to numerous risks, including unanticipated technological problems or delays. Such expansion will also require additional sources of capital, which may not be available on commercially reasonable terms, if at all. In the event that the Company is unable to expand its manufacturing facilities and capabilities, the Company maybe required to enter into arrangements with others for the manufacture and packaging of its proposed products. There can be no assurance that the Company will be able to enter into any such arrangements on commercially reasonable terms, or at all, or that the Company will ever be able to establish the capability to manufacture its products on a commercial basis, in which case the Company's business, results of operations and financial condition would be materially adversely affected.

     The Company is dependent upon third party suppliers for components and raw materials. The Company's existing and proposed products require high quality components and raw materials which the Company currently purchases and will continue to purchase from third-party suppliers. Certain raw materials or components may, however, from time to time, be difficult to obtain and may cause production delays or require the Company to find alternate means of production. In particular, both the lasers and capillaries used in the DNA Sequencer are each purchased from one manufacturer who only produces a limited number of units. Such manufacturers may not be able to supply all of the Company's needs. Thus, the Company's ability to manufacture its products will depend on its ability to establish and maintain commercial relationships with at least certain of such suppliers. The Company does not currently maintain supply agreements with any of its suppliers.

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

     The Company's lack of working capital may adversely impact its relationship with its suppliers, creditors and customers. Since inception, the Company has been characterized by inadequate capitalization. Accordingly, the Company's lack of working capital has at times prevented the Company from making timely payments to suppliers and creditors or from repairing relationships with such entities. Such financial difficulties have also prevented the Company from providing parts and service to certain of its customers in a timely manner. As a result, the Company's relationships with its customers have also been damaged. The deterioration of these relationships may make the Company's strategy for expansion more difficult and may adversely affect the development of the Company's business. There can be no assurance that the Company will be able to reestablish relationships with its suppliers, creditors and customers or that the Company will successfully implement its expansion plan.

     A significant portion of the Company's sales come from a limited number of customers. Approximately 51% and 42% of the Company's net sales for the years ended March 31, 1999 and 1998, respectively, were derived from sales to the Company's top three customers. During the fiscal year ended March 31, 1999, product sales to each of the three top customers amounted to approximately 24%, 15%, and 12%, respectively. During the fiscal year ended March 31, 1998, product sales to each of the four top customers amounted to approximately 15%, 14%, 13% and 12%, respectively. Certain customers may not necessarily purchase instrumentation from the Company on a regular basis. The loss of, or significant adverse change in, the relationship between the Company and these customers could have a material adverse effect on the Company's business, financial condition and results of operations. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse impact on the Company's business, financial condition and results of operations.

     Currently, the only customer for the DNA Sequencer is PE Bio. Except for a license of technology to PE Bio, the Company has not sold any DNA Sequencers or related technology and the Company does not have a sufficient marketing staff and manufacturing capacity to properly develop the DNA Sequencer. PE Bio may terminate the license agreement at any time.

     The Company must continually upgrade its products and introduce new technologies in order to compete. The Company's success depends upon establishing and maintaining a competitive position in the research, development and commercialization of products and technologies in its areas of focus. The medical and industrial instrumentation industry is highly competitive and requires substantial capital. The Company competes with, and will compete with, numerous international, national and regional companies, many of which have significantly larger operations and greater financial, marketing, human and other resources than the Company. Accordingly, such competitors may have substantial competitive advantages over the Company, including the ability to negotiate favorable supply and distribution agreements and the ability to negotiate more favorable terms with developers of technology, including universities. In addition, the Company plans to develop additional products and acquire additional technologies in order to expand the Company's product and technology portfolio. No assurance can be given that the Company will successfully compete in any market in which it conducts or may conduct operations or that developments by such competitors will not render the Company's current or future products or technologies uncompetitive or obsolete.

     The Company is dependent upon its key employees and must recruit additional personnel. The Company is dependent upon the efforts and abilities of Dr. Joseph K. Adlerstein, its Chairman of the Board of Directors, Chief Executive Officer and President, and on other members of its scientific and management staff. Dr. Adlerstein is the only executive officer of the Company. In addition, the Company is dependent on collaborators at research institutions and on the Company's scientific advisors and consultants. Recruiting and retaining qualified personnel, collaborators, advisors and consultants will be critical to the Company's success. Due to the financial condition, the Company has had difficulty attracting and retaining the personnel necessary for its operations.

     Dr. Adlerstein is a substantial stockholder of the Company, holding approximately 21%, of the outstanding shares. The Company has entered into an employment agreement with Dr. Adlerstein. The loss or unavailability of the services of Dr. Adlerstein for any significant period of time could have a material adverse effect on the Company's business prospects. The Company has obtained, and is the sole beneficiary of, key-person life insurance in the amount of $1,000,000 on the life of Dr. Adlerstein.

     Bernard Sonnenschein, the Company's former Secretary and Treasurer, resigned in January 1999. As a result, Dr. Adlerstein and other personnel have had to handle responsibilities previously assigned to Mr. Sonnenschein, including, without limitation, preparation of the Company's financial statements. Due to the Company's continuing liquidity difficulties, the Company has been unable to hire a replacement for Mr. Sonnenschein, nor has the Company been able to hire marketing professionals.

     The Company is actively seeking and must retain a chief financial officer. In addition, the Company is also seeking to expand its board of directors to at least three members.

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

     The Company's products are heavily regulated. A portion of the Company's future products may be regulated by the United States Food and Drug Administration (the "FDA"). Such regulations extend to manufacturing practices, the conduct of clinical investigations, pre-market approval, record keeping and reporting requirements and labeling, among other matters. To date the Company has not yet obtained clearance from the FDA for commercial marketing of its primary products. In addition, other products that the Company might develop may also be subject to FDA regulation. There can be no assurance that the Company will be able to obtain FDA clearance for commercial marketing of its products. Even if FDA clearance is received, government regulation may have an adverse impact on the timing and cost of new product introductions, may interfere with the marketing of existing products and may require the recall of products from customer locations.

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

     The Company's products may be subject to recall. Products such as those sold by the Company may be subject to recall for unforeseen reasons. In addition, certain projected applications of the Company's products entail the risk of product liability claims. The Company performs extensive testing of its products at each stage of their design to minimize the risk of recall or product liability claims. A recall or product liability claim could materially adversely affect the Company's operation and reputation. The Company does not maintain any insurance related to recalls or product liability and, accordingly, a product recall of the Company's principal products or successful product liability claims against the Company would have a material adverse effect on the Company.

     The Company is controlled by its management and current stockholders and there are no independent directors. The Company's current management owns approximately 21% of the outstanding shares of Common Stock. Management may, therefore, have the ability to elect a majority of the directors of the Company and to control the outcome of all issues submitted to a vote of the stockholders of the Company. The Company currently has only one director, Dr. Adlerstein , the Chief Executive Officer and a principal stockholder of the Company. Accordingly, he is in a position to control the actions and decisions of the Board of Directors. Although the Company is seeking to expand its Board of Directors to at least three members, there can be no assurance that it will be able to do so.

     Year 2000 Compliance. The Company is in the process of assessing the impact of year 2000 on its operations and systems, including those of its suppliers and collaborators and other third parties. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues, if any. To date, the Company has evaluated its financial and accounting systems and believes that these systems are not and will not be materially affected by the year 2000. The Company has determined that the software developed by the Company in support of the instrumentation sold by the Company is year 2000 compliant. The Company has not determined if the all the components produced by third parties and used in the Company's products are year 2000 compliant. If the vendors of such components can not certify to the Company that such components are year 2000 compliant, the Company will have to locate other suppliers. The Company does not yet know the extent, if any, of the impact of the year 2000 on its other systems and equipment or those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

     The Company's stock price may be volatile. There can be no assurance that an active trading market for the Company's Common Stock or redeemable warrants to purchase shares of Common Stock (the "Redeemable Warrants") will be sustained in the future. In fact, there have been extended periods during which there has been limited trading in the Company's Common Stock and the Redeemable Warrants. The market price of the shares of common stock and the redeemable warrants, like that of many other small cap and emerging technology companies, is likely to be highly volatile.

     The Company has not paid dividends. The Company has not paid any cash dividends on the Common Stock since inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business.

     A significant number of shares of capital stock will become eligible for sale in the near future and any sale may adversely affect the price of the Company's Common Stock. 1,512,647 shares of the Company's outstanding shares of Common Stock are subject to a 24-month restriction against transfer, which expires on September 16, 1999. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of the Common Stock. An additional 660,498 shares of Common Stock of the Company held by people and institutions who provided financing to the Company prior to its initial public offering became available for resale in September and October 1998.

     A significant number of shares of Common Stock are subject to outstanding options and warrants. At March 31, 1999, there were outstanding stock options to purchase an aggregate of 127,827 shares of Common Stock at an exercise price of $0.00115 per share, warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $1.00 per share, stock options to purchase an aggregate of 35,000 shares of Common Stock at an exercise price of $5.00 per share, stock options and warrants to purchase an aggregate of 173,915 shares of Common Stock at an exercise price of $2.88 per share, stock options to purchase an aggregate of 180,008 shares of Common Stock at an exercise price of $4.60 per share, warrants to purchase an aggregate of 1,200,600 at $7.50 per share, stock options to purchase an aggregate of 57,000 shares of common stock at a price an exercise price of $6.25 per share, stock options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $6.00 per share, stock options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $10.00 per share, warrants to purchase 322,000 Units (as defined below) at an exercise price of $5.75 per Unit and warrants to purchase 104,400 Units at an exercise price of $9.49 per Unit. Of the foregoing, warrants and options to purchase 534,578 shares of Common Stock are subject to a 24-month lock-up restriction, which expires on September 16, 1999. In addition, on July 30, 1999, the Company issued 2,000 shares of its Series A Preferred Stock which are convertible into 800,000 shares of common stock. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

        In May 1999, Dr. Adlestein exercised an option to purchase 127,827 shares of Common Stock.

     Holders of the Company's redeemable warrants may only exercise such warrants if a current prospectus is available. The Company will be able to issue shares of its Common Stock upon exercise of the Redeemable Warrants only if there is then a current prospectus relating to such Common Stock and only if such Common Stock is qualified for sale or exempt from qualification under applicable state securities laws of the jurisdictions in which the various holders of the Redeemable Warrants reside. The Company has undertaken and intends to file and keep current a prospectus which will permit the purchase and sale of the Common Stock underlying the Redeemable Warrants, but there can be no assurance that the Company will be able to do so. Although the Company intends to seek to qualify for sale the shares of Common Stock underlying the Redeemable Warrants in those states in which the securities are to be offered, no assurance can be given that such qualification will occur. The Redeemable Warrants may be deprived of any value and the market for the Redeemable Warrants may be limited if a current prospectus covering the Common Stock issuable upon the exercise of the Redeemable Warrants is not kept effective or if such Common Stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the Redeemable Warrants then reside.

     The Company has the right to redeem certain warrants. The Redeemable Warrants may be redeemed by the Company at a redemption price of $.01 per Redeemable Warrant upon 30 days written notice given at any time after September 16, 1998 in the event that the market price of the Common Stock equals or exceeds $10.00 per share. "Market price" shall mean: (i) the average closing sale price of the Common Stock, for any 10 consecutive trading days within a period of 30 consecutive trading days ending within five days of the date of notice of redemption, as reported on the National Association of Securities Dealers, Inc. ("NASD") Automated Quotation System or the NASD Electronic Bulletin Board or (ii) the average of the last reported sales price of the Common Stock for the 10 consecutive business days ending within five days of the date of notice of redemption, on the primary exchange on which the Common Stock is traded, if traded on a national securities exchange. Notice of redemption of the Redeemable Warrants could force the holders to exercise the Redeemable Warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, to sell the Redeemable Warrants at the current market price when they might otherwise wish to hold the Redeemable Warrants, or to accept the redemption price which would be substantially less than the market value of the Redeemable Warrants at the time of redemption.

     The Company has the right to issue preferred stock, which may have possible anti-takeover effects. The Company's Certificate of Incorporation, as amended, authorizes the Board of Directors to issue up to 2,000,000 shares of preferred stock, par value $0.00115 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. However, the issuance of any such preferred stock could materially adversely affect the rights of holders of Common Stock and, therefore, could reduce the value of the Common Stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict the Company's ability to merge with, or sell its assets to, a third party. The ability of the Board of Directors to issue preferred stock could discourage, delay, or prevent a takeover of the Company, thereby preserving control of the Company by the current stockholders.

     There can be no assurance that there will be a public trading market for the Company's securities. Although the Company's securities are included on the OTC Bulletin Board, there can be no assurance that a regular trading market for the securities will be sustained in the future. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of the Company's securities may be unable to resell the securities at or near their purchase price or at any price. In the event the securities are not included on the OTC Bulletin Board, quotes for the securities may be included in the "pink sheets" for the over-the-counter market. See "--'Penny Stock' Regulations May Impose Certain Restrictions on Marketability of Securities."

     Certain restrictions may be imposed upon the Company's Common Stock so long as it trades below $5.00 per share. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or

Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per security at any time, the Company's securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, such investors have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of stockholders to sell the Company's securities in the secondary market. See "-- No Assurance of Public Trading Market."

ITEM  2. DESCRIPTION OF PROPERTY
         -----------------------

     The Company currently leases approximately 18,500 square feet of laboratory and office space in State College, Pennsylvania. The Company leases this space under an operating lease that expired on June 30, 1997. The lease provides that it will continue for successive one-year periods until terminated by giving written notice not less than three months prior to the end of the then-current term. As of March 31, 1999, no such notice had been given. The Company has the right to use this space for laboratory research and development, storage and distribution, offices, marketing and other related uses. Although the Company believes that its existing facilities are adequate to meet its requirements for the near term, additional space may be necessary in the future. There can be no assurance that sufficient additional space will be available in the area upon acceptable terms, or at all.

ITEM  3. LEGAL PROCEEDINGS
         -----------------

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

     Other than the foregoing, the Company is not a party to any other material legal proceedings.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -----------------------------------------------------

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                    PART II

ITEM  5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------


Market For Common Equity And Related Stockholder Matters

     The Company's Common Stock and Redeemable Warrants trade on the Nasdaq OTC Bulletin Board under the symbols SMDX AND SMDXW, respectively. The Company's units, with each unit consisting of one share of Common Stock and one Redeemable Warrant to purchase one share of Common Stock (the "Units"), were traded from September 16, 1997 through September 1998. The Company's Common Stock and Redeemable Warrants began trading separately on December 17, 1997.

     Set forth below is the range of high and low bid prices for the Company's Common Stock for each quarter commencing on or after December 17, 1997, as regularly quoted on the Nasdaq OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                    High            Low
                                                    ----            ---
     Q3 FY 98 (commencing December 17, 1997)         5 1/2          5 1/2
     Q4 FY 98                                        7 3/8          5 1/2
     Q1 FY 99                                        9 1/8          6
     Q2 FY 99                                        9              1
     Q3 FY 99                                        2              3/16
     Q4 FY 99                                       17/32           3/16
     Q1 FY 00                                        9/32           3/32
     Q2 FY 00 (through August 10, 1999)             7 1/6           5/32

     As of August 20, 1999, there were approximately 61 holders of record of the Company's Common Stock. No dividends have been paid on the Common Stock since the Company's inception, and the Company does not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

     Recent Sales of Unregistered Securities

     In July 1999, the Company issued 2,000 shares of its Series A Preferred Stock to PE Corporation in exchange for $2,000,000.

     In May 1999, Dr. Adlerstein, the Company's Chief Executive Officer exercised an option to purchase 127,827 shares of the Company's Common Stock.

     In October 1998, the Company issued 15,000 shares of Common Stock in exchange for the assets of Laser Diagnostics.

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

     Use of Proceeds From Registered Securities.

     In the Company's initial public offering ("Public Offering"), the Company registered and sold 1,200,600 units, with each unit consisting of one share of the Company's common stock and one redeemable warrant to purchase one share of the Company's common stock, for an aggregate price of $6,903,450. In connection with the Public Offering, the issuer allowed underwriting discounts and commissions of $690,345 and incurred aggregate expenses of $1,015,100, broken down as follows: a non-accountable expense allowance of $207,104, a consulting fee in the amount of $100,000 and offering expenses of $707,996. Net offering proceeds to the Company after deducting expenses were $5,198,055. Of the net proceeds, approximately $250,000 has been used to pay professional fees, approximately $1,620,000 has been used to repay indebtedness, including approximately $75,000 of indebtedness to officers and directors of the Company, and approximately $620,000 has been used towards repayment of accounts payable. The remaining proceeds were allocated substantially as set forth in the prospectus (the "Prospectus") included in the Registration Statement (File No. 333-31843) relating to the Public Offering. This use of proceeds does not represent a material change in the use of proceeds described in the Prospectus.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. All statements contained herein that are not historical facts, including, but not limited to, statements regarding SpectruMedix Corporation (the "Company") and its current business strategy, projected sources and uses of cash, and plans for future development and operation, are based on current expectations. The statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The risks and uncertainties are described more fully under the heading "Risk Factors," and include, but are not limited to, the ability of the Company to obtain the necessary funds to continue it operations. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

     During the period from April 1992 (inception) through June 1992, the Company was engaged in organizational activities, including negotiating agreements with the Bankruptcy Court in Harrisburg, Pennsylvania to lease, on a temporary basis, the assets and facilities of Nuclide Corporation ("Nuclide") and Measurement and Analytic Systems, Inc. ("MAAS"). In December 1992, via court order, the Company acquired the assets of Nuclide and MAAS. In April 1993, the Company acquired all the assets of Lab Data, including an inventory of computer hardware and a complete line of data acquisition and instrument control software. Since June 1992, the Company has devoted substantially all of its resources to upgrade and improve the Company's existing line of instrumentation (Mass Spectrometers, Luminoscopes, etc.), electronic components and software and to initiate the Company's strategy of carving out new and commercially promising areas of application for its instrumentation and its scientific expertise and capabilities, as well as finding new technologies that lie within its technical purview for licensing and commercialization. The Company sells a line of magnetic sector mass spectrometers, new and improved Luminoscope add-ons, and high-performance software for a variety of applications in the petrochemical, environmental and geochemical areas, among others. Sales of these products, however, has been limited. Accordingly, the Company has shifted its focus to the commercialization of the DNA Sequencer.

     The Company has not been profitable since inception and had an accumulated deficit of $11,512,689 at March 31, 1999. Successful future operations depend upon the Company's ability to develop and commercialize its products.

     The Company has financed its operations primarily through the private sale and issuance of equity securities and proceeds from an initial public offering (the "Public Offering") of equity securities during September 1997. All such funds have been utilized by the Company and since January 1999 the Company has relied on cash infusions from its Chief Executive Officer. On July 30, 1999, the Company restructured its license agreement with the ISURF for technology used to develop the DNA Sequencer and entered into a sublicense agreement relating to certain of such technology with PE Bio. In connection with the sublicense agreement, PE Bio made an investment in the Company and retained the Company as a consultant.

     The aggregate gross proceeds from the sublicense and related agreements with PE Bio will provide the Company with additional liquidity, and allow it to pay amounts owing under its license agreements, and, the Company believes, meet its current obligations over the next twelve months. There can be no assurance, however, that such funds will be sufficient. In order to proceed with the realization of its plans for development and growth, the Company anticipates that over the next twelve months it will need significant additional capital to greatly expand its manufacturing capabilities, and launch a substantial sales and marketing campaign.

     The Company was awarded a grant from the United States Department of Energy during September 1997 which paid the Company $75,000 over a period of six months, subject to certain terms and conditions, and through March 31, 1998, grant proceeds of $75,000 have been received. In addition, the Company has been awarded a Phase II award by the Department of Energy's Small Business Innovations Research Program and has acquired a Phase I STTR through its acquisition of the assets of Laser Diagnostic. The respective amounts of these awards are $750,000 over a period of eighteen months, and $100,000 over a period of twelve months, in each case, subject to certain terms and conditions. Through March 31, 1999, grant proceeds of $521,654 have been received.

Results of Operations for the Years Ended March 31, 1999 and 1998

     The Company had total revenue of $317,672 and $341,813 for the fiscal years ended March 31, 1999 and 1998, respectively. Revenue for both periods reflect sales from old product lines. To date, the Company has received limited revenues from the sales of products. The decreases in revenue of $24,141, or approximately 7%, during fiscal year 1999 and $220,497, or approximately 39%, during fiscal year 1998, were due primarily to the increased focus of the Company on its various research and development, commercialization and fundraising efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the lack of any full time sales and marketing staff.

     Of the total revenue discussed above, revenue derived from the sale of the Company's services totaled $38,491 and $71,938 for the fiscal years ended March 31, 1999 and 1998, respectively. The decrease in service revenue of $33,447, or approximately 46%, during fiscal year 1999 was due to the non-renewal of one major service contract ascribable entirely to the discontinued use of the underlying instrumentation by the customer.

     Research and development expenses decreased 18% to $1,050,933 in 1999 due to the offsetting SBIR research grant and increased 132% in 1998 to $1,279,959, due primarily to increased expenditures for the Company's new licensed technologies. The proceeds of the public offering in September 1997 and the Bridge Financing during the second half of the fiscal year ended March 31, 1997, enabled the Company to increase its research and development activities, which are dependent primarily on cash availability. The Company anticipates that research and development expenses will increase for fiscal year 2000 as a result of expenses relating to its license agreements with ISURF, and its license and research and development agreements with the University of Pennsylvania.

     General and administrative expenses were $1,380,630 and $1,282,002 during the fiscal years ended March 31, 1999 and 1998, respectively, an increase of $98,636, or approximately 8% in fiscal 1999. Approximately $386,118 and $355,125 of general and administrative expenses for the fiscal years ended March 31, 1999 and 1998, respectively, were attributable to payroll, payroll taxes and employee benefits. This represents an increase of $30,993 during fiscal 1999 as compared to the preceding fiscal year. During fiscal 1999, legal, accounting and consulting fees increased by $149,349 to $611,600. The Company expects its general and administrative expenses to increase in the future as a result of further Company expansion.

     Interest expense of $13,527 and $133,372 for the fiscal years ended March 31, 1999 and 1998, respectively, resulted from borrowings. Interest expense decreased during fiscal 1999 due to the repayment of outstanding debt from the proceeds of the Company's initial public offering. Interest expense decreased during fiscal 1998 primarily because the obligations which caused such interest expense were repaid during September 1997 and October 1997.

Liquidity and Capital Resources

     From its inception through March 1999, the Company has financed its operations primarily through the sale of equity securities and loans, most of which loans were repaid with the proceeds from the Company's initial public offering. All of such funds were expended on the development and commercialization of the Company's products. Since January 1999, the Company has been primarily dependent on funds advanced by its Chief Executive Officer to meet payroll and expenses, and the Company has failed to make payments under its license agreements. As a result of its financial condition, the Company was not able to exercise or renew its option with the University of California, Berkeley relating to diagnostic kinetics technology.

     On July 30, 1999, the Company restructured its license agreement with ISURF for technology used to develop the Company's DNA Sequencer and entered into a sublicense agreement relating to certain of such technology with PE Bio. In connection with the sublicense agreement, PE Bio made an investment in the Company. PE Bio also retained the Company as a consultant.

     The aggregate $5,000,000 in gross proceeds from the sublicense and other agreements with PE Bio will provide the Company with additional liquidity, allow it to pay amounts owing under its license agreement with ISURF, complete the commercialization of the DNA Sequencer and, the Company believes, meet all of its existing obligations over the next twelve months. There can be no assurance, however, that such Funds will be sufficient. In order to further develop and expand the business in accordance with it plans, the Company anticipates that over the next twelve months it will need significant additional capital to greatly expand its manufacturing capabilities, launch a substantial sales and marketing program, pay various required license and milestone fees, establish third-party collaborations and pursue additional research and development. The Company's capital requirements depend on many factors, including the status of the development of its products, obtaining manufacturing capabilities to produce its products in volume, prosecuting and enforcing its intellectual property rights, competing technological and market developments, and the ability of the Company to develop new collaborative and licensing arrangements.

     If the Company is unable to obtain the necessary funds, by issuing equity or debt securities, entering into collaborative agreements or obtaining grants, it will not be able to complete the commercialization of its DNA Sequencer or the development of its other products and may not be able to continue its operations.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. The Company does not expect that the adoption of this standard will have a material effect on the Company.

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

     The Company has determined that the software developed by the Company in support of the instrumentation sold by the Company is year 2000 compliant. The Company has not determined if all the components produced by third parties and used in the Company's products are year 2000 compliant. The Company has requested its vendors to certify that the products purchased by the Company from such vendors are year 2000 compliant, but not all the vendors have responded to the Company's request. If the vendors of such components can not certify to the Company that such components are year 2000 compliant, the Company will have to locate other suppliers.

     The Company does not yet know the extent, if any, of the impact of the year 2000 on its other systems and equipment or those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. The Company is developing contingency plans in the event that certain of its vendors, suppliers of collaborative partners are not year 2000 compliant. Such contingency plans include locating additional suppliers and modifying systems. Certain of the Company's suppliers produce highly specialized instrumentation and it may prove difficult to locate alternate suppliers.

     Any year 2000 compliance problems of the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

       ITEM 7. FINANCIAL STATEMENTS
               --------------------
                           SpectruMedix Corporation

                         Index to Financial Statements

                                                               Page

Report of Independent Accountants.............................  F-2

Balance Sheets as of March 31, 1999 and 1998..................  F-3

Statements of Operations for the years ended March 31, 1999
  and 1998....................................................  F-4

Statements of Stockholders' Equity (Deficit) for the years
  ended March 31, 1999 and 1998...............................  F-5

Statements of Cash Flows for the years ended March 31, 1999
  and 1998....................................................  F-6

Notes to Financial Statements.................................  F-7

                       Report of Independent Accountants


To the Board of Directors and Stockholders of SpectruMedix Corporation


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SpectruMedix Corporation as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

PricewaterhouseCoopers LLP
New York, New York
July 9, 1999, except as to the information presented in Note 18 for which the date is July 30, 1999

                           SpectruMedix Corporation
                                Balance Sheets

                                                                                  March 31,
                                                                           1999               1998
Assets
Current assets
   Cash and cash equivalents                                             $  20,318        $ 1,680,643
   Accounts receivable                                                      55,319             12,806
   Inventories                                                             527,979            381,393
   Prepaid expenses                                                          4,582             49,426
                                                                  -----------------  -----------------
      Total current assets                                                 608,198          2,124,268
                                                                  -----------------  -----------------

Property and equipment, net                                                463,536            279,717
Patent fees                                                                358,816            216,947
License and license options, net of accumulated
   amortization of $88,672 and $35,669                                     106,343            159,346
Security deposit                                                             8,479              8,479
                                                                  -----------------  -----------------
      Total assets                                                     $ 1,545,372        $ 2,788,757
                                                                  =================  =================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued expenses                               $ 2,389,486        $ 1,132,580
   Current portion of long-term obligations                                 29,926              5,041
   Customer deposits                                                             -              5,960
   Officer's note                                                          161,423                  -
                                                                  -----------------  -----------------
      Total current liabilities                                          2,580,835          1,143,581
                                                                  -----------------  -----------------

Long-term obligations, net of current portion                              103,273             29,217
                                                                  -----------------  -----------------

Commitments and contingencies                                                    -                  -

Stockholders' equity (deficit)
   Preferred stock, $.00115 par value, 2,000,000 shares
     authorized, none issued or outstanding                                      -                  -
   Common stock, $.00115 par value, 23,000,000 shares
     authorized, 3,530,214 and 3,515,214 shares issued
     and outstanding at March 31, 1999 and 1998,
     respectively                                                            4,059              4,042
   Additional paid-in-capital                                           10,631,756         10,623,823
   Accumulated deficit                                                 (11,512,684)        (8,570,152)
                                                                  -----------------  -----------------
                                                                          (876,869)         2,057,713
   Less: deferred compensation                                            (261,867)          (441,754)
                                                                  -----------------  -----------------
      Total stockholders' equity (deficit)                              (1,138,736)         1,615,959
                                                                  -----------------  -----------------
      Total liabilities and stockholders' equity (deficit)             $ 1,545,372        $ 2,788,757
                                                                  -----------------  -----------------

The accompanying notes are an integral part of these financial statements.

                           SpectruMedix Corporation
                           Statements of Operations

                                                                      For the Year Ended
                                                                           March 31,
                                                                    1999               1998
Revenues:
   Products                                                    $    279,181       $   269,875
   Services                                                          38,491            71,938
                                                          ------------------ -----------------

      Total revenue                                                 317,672           341,813
                                                          ------------------ -----------------

Cost of revenues:
   Products                                                         815,416           292,311
   Services                                                          15,748            28,775
                                                          ------------------ -----------------

      Total cost of revenues                                        831,164           321,086
                                                          ------------------ -----------------

      Gross profit (loss)                                          (513,492)           20,727
                                                          ------------------ -----------------

Operating expenses:
   Research and development, net                                  1,050,933         1,279,959
   General and administrative                                     1,380,638         1,282,002
                                                          ------------------ -----------------

      Total operating expenses                                    2,431,571         2,561,961
                                                          ------------------ -----------------

      Loss from operations                                       (2,945,063)       (2,541,234)
                                                          ------------------ -----------------

Other income (expense):
   Interest income                                                   16,058            47,695
   Amortization of original issue discount and deferred
     bridge financing costs                                               -        (1,674,705)
   Interest expense                                                 (13,527)         (133,372)
                                                          ------------------ -----------------

      Total other income (expense)                                    2,531        (1,760,382)
                                                          ------------------ -----------------

      Loss from operations before extraordinary items            (2,942,532)       (4,301,616)

Extraordinary item:
   Gain on  forgiveness of debt                                           -           252,396
                                                          ------------------ -----------------

      Net loss                                                $  (2,942,532)    $  (4,049,220)
                                                          ================== =================

Basic and diluted loss per share:
   Loss from operations before extraordinary item                   $ (0.84)          $ (1.51)
   Extraordinary item                                                     -              0.09
                                                          ------------------ -----------------

   Basic and diluted loss per share                                 $ (0.84)          $ (1.42)
                                                          ================== =================

Weighted average common shares outstanding
   used for basic and diluted loss per share                      3,521,419         2,846,749
                                                          ------------------ -----------------

The accompanying notes are an integral part of these financial statements.

                           SpectruMedix Corporation
                 Statements of Stockholders' Equity (Deficit)

                                                               Additional                                        Total
                                           Common Stock         Paid-In     Accumulated      Deferred       Stockholders'
                                       Shares       Amount      Capital       Deficit      Compensation    Equity (Deficit)
Balance at March 31, 1997               2,173,100    $2,499    $ 3,013,053   $ (4,520,932)              -    $  (1,505,380)

Issuance of common shares and
   warrants in connection with initial
   public offering, net of offering costs
   of $1,705,395                        1,200,600     1,381      5,196,674              -                        5,198,055
Issuance of warrants in connection
   with bridge financing restructuring          -         -        869,007              -                          869,007
Issuance of common shares
   in lieu of interest payments             8,166         9         37,557              -                           37,566
Issuance of common shares
   upon conversion of note payable        104,348       120        299,880              -                          300,000
Issuance of common shares
   to consultant                            7,000         8         43,742              -                           43,750
Issuance of common shares
   as charitable contribution              22,000        25        140,225              -                          140,250
Compensatory stock options issued
   to non-employees                             -         -        629,285              -     $  (441,754)         187,531
Issuance of common stock warrants
   in connection with note payable              -         -        394,400              -               -          394,400
Net loss                                        -         -              -     (4,049,220)              -       (4,049,220)
                                    -------------- --------- -------------    ------------   -------------  --------------

Balance at March 31, 1998               3,515,214     4,042     10,623,823     (8,570,152)       (441,754)       1,615,959

Issuance of common stock in
   in connection with asset purchase       15,000        17          7,933              -               -            7,950
Amortization of compensatory stock
   options issued to non-employees              -         -              -              -         179,887          179,887
Net loss                                        -         -              -     (2,942,532)              -       (2,942,532)
                                    -------------- --------- -------------    ------------   -------------  --------------

Balance at March 31, 1999               3,530,214    $4,059   $ 10,631,756   $(11,512,684)    $  (261,867)   $  (1,138,736)
                                    ============== ========= =============    ============   =============  ===============

The accompanying notes are an integral part of these financial statements.

                           SpectruMedix Corporation
                           Statements of Cash Flows

                                                                      For the Year Ended
                                                                          March 31,
                                                                    1999              1998
   Cash flows from operating activities:
   Net loss                                                    $  (2,942,532)    $  (4,049,220)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
      Amortization of original issue discount and deferred
        bridge financing costs                                             -         1,674,705
      Extraordinary gain on forgiveness of debt                            -          (252,396)
      Depreciation and amortization                                  148,899            64,128
      Noncash compensation expense                                   179,887           192,446
      Noncash charitable contribution                                      -           140,250
      Noncash interest expense                                         4,843            37,566
      Changes in assets and liabilities:
        Accounts receivable                                          (42,513)           68,147
        Inventory                                                   (146,856)         (271,943)
        Prepaid expenses                                              44,844           (10,591)
        Other assets                                                (148,006)         (345,487)
        Accounts payable and accrued expenses                      1,252,063            32,971
        Customer deposits                                             (5,960)            5,960
                                                            -----------------  ----------------
         Net cash used by operating activities                    (1,655,331)       (2,713,464)
                                                            -----------------  ----------------
   Cash flows from investing activities:
     Capital expenditures                                           (144,635)         (212,216)
                                                            -----------------  ----------------
         Net cash used by investing activities                      (144,635)         (212,216)
                                                            -----------------  ----------------
   Cash flows from financing activities:
     Repayment of bridge financing                                         -          (805,000)
     Proceeds from notes payable - others                                  -           495,000
     Repayment of notes payable - others                                   -          (885,728)
     Principal payments on long term obligations                     (21,782)           (2,356)
     Proceeds from initial public offering, net                            -         5,198,055
     Deferred initial public offering costs                                -           328,228
     Proceeds from officer's notes                                   161,423                 -
     Repayment of officer's notes                                          -           (74,166)
                                                            -----------------  ----------------
         Net cash provided by financing activities                   139,641         4,254,033
                                                            -----------------  ----------------
   Net (decrease) increase in cash and cash equivalents           (1,660,325)        1,328,353
     Cash and cash equivalents, at beginning of period             1,680,643           352,290
                                                            -----------------  ----------------
     Cash and cash equivalents, at end of period                 $    20,318      $  1,680,643
                                                            =================  ================
Supplemental disclosures of cash flows information
   Cash paid during the year for
     Interest                                                    $     8,684       $    95,806



The accompanying notes are an integral part of these financial statements.

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998

1. The Company

  SpectruMedix Corporation (the "Company") was incorporated in the State of Delaware on April 16, 1992. The Company develops, manufactures, and markets high technology measuring instruments and software packages with a strong focus on DNA sequencing instrumentation and other medical and scientific technologies and associated instrumentations. The Company also provides systems maintenance for the measuring instruments it manufactures.

2. Basis of Presentation

  These financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited capital resources, incurred substantial losses since its inception in 1992, and expects to incur additional losses to complete the commercialization of its technologies.
  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due. Management is actively pursuing various options; which include securing additional equity financing and believes that sufficient funding will be available to meet its planned business objectives. However, no assurance can be made that the Company will be able to secure additional equity financing. (See subsequent events - Note 18) These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

  Use of estimates

  To prepare financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Certain material estimates include the carrying value of inventory and the continued use of intangible assets (see Note 18). Actual results could differ from those estimates and the difference could be material.

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

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998


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

  During the year ended March 31, 1999, the Company issued 15,000 common stock valued at approximately $0.53 per share as consideration for the purchase of certain assets of another company.

  During the year ended March 31, 1999, the Company acquired $120,723 of assets under a capital lease.

  Revenue recognition

  Revenue from the sale of products is recognized at the time goods are shipped. Revenue from maintenance and service agreements is recognized over the terms of the agreements. Related costs are charged to expense in the period incurred.

  Research and development

  Research and development costs, other than software development costs, are charged to expense as incurred and are reported net of grants received from U.S. federal agencies. Grants received for the years ended March 31, 1999 and 1998, were $521,654 and $75,000 respectively. Software development costs incurred to establish technological feasibility of the Company's products are charged to expense when incurred. Costs incurred subsequent to the establishment of technological feasibility are capitalized. As of March 31, 1999, no software development costs have been capitalized. Capitalization of computer software costs is discontinued when the product is available to be sold or leased.

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

  Property and equipment

  Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, as follows:

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998

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

  Patent fees

  The Company has incurred patent application and related legal fees through March 31, 1999 and 1998 of $364,953 and $216,947, respectively. If patents are granted, the patent fees will be amortized over the expected useful lives of the patents, or otherwise expensed. During the year ended March 31, 1999, approximately $6,137 of costs associated with an abandoned patent application were charged to expense.

  Fair value of financial instruments

  The carrying value of accounts receivable, accounts payable and accrued expenses, and officer's note approximate their fair values due to the relatively short maturity of these instruments.

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

  Loss per share

  Loss per share is accounted for under Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). FAS 128 also requires presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common stock outstanding during the period. Diluted EPS adjusts the Basic EPS to give effect to all potentially dilutive common stock equivalents (options, warrants, convertible securities or contingent stock arrangements) outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would be antidilutive.

  At March 31, 1998 and 1999, outstanding options and warrants to purchase 2,761,892 and 2,852,150, respectively, shares of common stock with exercise prices ranging from $.00115 to $12.38 per share have been excluded from the computation of diluted loss per share as they were antidilutive.

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998


  New accounting pronouncements

  In June 1998, the FASB issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. FAS 133 is effective for fiscal years beginning after June 15, 2000. This statement should not be applied retroactively to financial statements of prior periods. The adoption of FAS 133 is not expected to have a material impact on the Company's financial statements.

4. Inventories

  The components of inventory as of March 31, 1999 and 1998 are as follows:

                                          1999               1998
  Raw materials                         $ 201,505          $ 238,710
  Work-in-process                         203,889            142,683
  Finished goods                          122,585                  -
                                       -----------        -----------
                                        $ 527,979          $ 381,393
                                       ===========        ===========


  The Company allocates general and administrative expenses to inventory based on the degree to which its infrastructure is utilized for manufacturing purposes. At March 31, 1999 and 1998, general and administrative expenses included in inventory amounted to $74,759 and $43,347, respectively.

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998


5.  Property and Equipment

  Property and equipment consists of the following as of March 31, 1999 and 1998:


                                                           1999           1998
  Equipment                                            $ 616,498       $343,190
  Furniture and fixtures                                   1,006          1,006
  Transportation equipment                                38,339         38,339
  Property improvements                                    2,589          2,589
                                                     ------------   ------------

                                                         658,432        385,124

  Less - accumulated depreciation and amortization      (194,896)      (105,407)
                                                     ------------   ------------

                                                       $ 463,536       $279,717
                                                     ============   ============



  Equipment includes $120,723 of assets acquired under capital leases during the year ended March 31, 1999. Accumulated depreciation related to those assets was $10,415 at March 31, 1999.

6.  License, License Options and Sponsored Research Agreements

  In March 1998, the Company entered into a license agreement with the research department of a major university. Under the terms of the agreement, the Company has been granted an exclusive worldwide license to make, have made, use, and sell products derived from the licensed technologies. In consideration of the license grant, the Company is obligated to pay royalties equal to a specified percentage of net sales of products incorporating the licensed technologies, subject to annual minimums beginning in 2002, and annual license maintenance fees until minimum royalties are due. In the event the Company sublicenses any technologies covered by this agreement, the university is entitled to receive a significant percentage of the sublicense revenue. The Company has also agreed to sponsor further research by the university for the development of the licensed technologies for a period of one year from the date of the agreement in exchange for a cash payment and the use of certain services, equipment and related support not to exceed $160,000. Costs incurred in connection with sponsored research amounted to $4,995 during the year ended March 31, 1999.

  In May 1995, the Company entered into an option agreement at a cost of $15,000 with the research department of a major university which, upon exercise, would grant the Company an exclusive license to manufacture, use, and sell DNA sequencers. The option was exercised in December 1996. In June 1997, the Company entered into a license agreement with the university that expires upon termination of the last patented item to be acquired under the agreement. In connection therewith, the Company paid a license issuance fee of $150,000. In additional consideration of the license grant, the Company is obligated to pay royalties equal to a specified percentage of net sales of products incorporating the licensed technologies, subject to annual minimums. Additionally, in the event the Company sublicenses any technologies covered by this agreement, the university is entitled to receive a significant percentage of the sublicense revenue. During the year ended March 31, 1999,

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998


  the Company extended the due dates for minimum royalty payments until April 1999. (See Note 18).

  In December 1996, the Company entered into an option agreement with the research department of another major university which, upon exercise of the option, would grant the Company an exclusive license for certain technology relating to diagnostic kinetics, which the university has either patented or intends to file patent applications. The option had been extended to February 1999. During the year ended March 31, 1999, the option expired unexercised.

  The Company is obligated to pay aggregate sponsored research and development, minimum royalty and license maintenance fees of $325,000 for the years ended March 31, 2000 and 2001, and $250,000 per year, thereafter, until the last patented item to be acquired under the agreements expires.

7.  Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses are comprised of the following at March 31, 1999 and 1998:


                                                   1999             1998
  Trade accounts payable                        $ 823,726         $ 505,374
  Accrued payroll tax interest and penalties       85,509           128,194
  Accrued legal                                   385,817           274,826
  Accrued sponsored research fees                 399,757           110,829
  Accrued license royalties                       437,500                 -
  Other accrued liabilities                       257,177           113,357
                                              ------------     -------------
                                               $2,389,486        $1,132,580
                                              ============     =============


8.  Notes Payable

  In July, August and September 1997 the Company issued an aggregate of $495,000 in promissory notes to one investor. In connection therewith, the Company issued the investor warrants to purchase 100,000 shares of the Company's common stock at an exercise price $1.00 per share. The Company has valued the warrants at $394,400 which was recorded as a debt discount and amortized over the life of the notes. The notes were repaid in September 1997 upon the closing of the Company's initial public offering ("IPO")(see Note 12).

  In August 1994, the Company borrowed $300,000 pursuant to a convertible note agreement. The note provided for 10% interest per annum, and was payable on August 4, 1997. Pursuant to the note agreement, the Company had the option to issue the noteholder shares of the Company's common stock in lieu of cash interest payments. The Company has issued the noteholder 8,166 and 41,742 shares of common stock valued at approximately $4.60 per share and has recorded interest expense

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998

  of $37,566 in the year ended March 31, 1998. During the year ended March 31, 1998, the note was converted into 104,348 shares of the Company's common stock.

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

  In July 1997, effective upon the consummation of the Company's IPO (see Note
  12), the Company renegotiated the terms of the Bridge Financing with its noteholders. Under the revised terms, one-half of the face amount of the promissory notes ($805,000) and accrued but unpaid interest thereon of approximately $64,000 were converted into 322,000 warrants ("the Warrants") to purchase units at an exercise price of $5.75 per unit (each unit consisting of one share of common stock and one redeemable warrant to purchase one additional share of common stock at an exercise price of $7.50 per share). The Warrants are exercisable for a period of four years commencing one year from the effective date of the IPO. The balance of the promissory notes, including accrued but unpaid interest of approximately $64,000, were repaid from the proceeds of the IPO.

10.  Officer's Note

  During the period between January and March 1999 an officer and stockholder advanced the Company $161,423 under a note. The note bears interest at a rate of 12% per annum and is due in December 1999. Interest expense on the note was $4,843 for the year ended March 31, 1999 and was payable at March 31, 1999.

11.  Long Term Obligations

  In October 1997, the Company entered into a loan agreement for the purchase of an automobile in the principal amount of $36,614, of which $29,916 and $34,258 was outstanding at March 31, 1999 and 1998, respectively. The loan bears interest at 9% per annum and is due in 72 equal monthly installments of $660 through October 2003.

  During the year ended March 31, 1999, the Company entered into three new capital lease agreements.

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998

  Future minimum annual payments due under long term obligations are as follows at March 31, 1999:

  Year

  2000                                                             $ 35,466
  2001                                                               35,266
  2002                                                               31,863
  2003                                                               30,387
  2004                                                               13,950
                                                                ------------

                                                                    146,932

  Less: amount representing interest                                 13,733
                                                                ------------

                                                                    133,199

  Less: current portion                                              29,926
                                                                ------------

                                                                   $103,273
                                                                ============

12.  Capital Stock

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

  In September 1997, the Company completed an IPO of 1,200,600 units (the "Units"), each unit consisting of one share of the Company's common stock and one redeemable Common Stock purchase warrant (the "Redeemable Warrants"), each Redeemable Warrant entitling the holder to purchase one share of Common Stock at an exercise price of $7.50 per share. The Redeemable Warrants are exercisable for a period of four years commencing in September 1998 and are subject to redemption by the Company at $.01 per Redeemable Warrant upon thirty days written notice at any time after September 1998, provided the market price (as defined) of the Company's common stock equals or exceeds $10.00 per share. The Company realized gross proceeds from the IPO of $6,903,450 and net proceeds, after deducting underwriting discounts and commissions, and other offering expenses payable by the Company, of $5,198,055.

  In February 1998, the Company granted a consultant 7,000 shares of its common stock in exchange for services to be provided by the consultant. The Company has recorded $43,750 in consulting expense based upon the fair value of the shares on the date of issue.

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998


  In March 1998, the Company donated 22,000 shares of its common stock to a charitable organization. The Company has recorded $140,250 in expense based upon the fair value of the shares on the date of issue.

  During the year ended March 31, 1999, the Company issued 15,000 common stock valued at approximately $0.53 per share as consideration for the purchase of certain assets of another company.

13.  Stock Options and Warrants

  In April 1992, the Company issued to its Chairman options to purchase 127,827 shares if its common stock at an exercise price of $.00115 per share, the market value of the Company's common stock on the date of grant. The options vested on the issuance date and expire in April 2012. As of March 31, 1999, none of the options have been exercised.

  During the years ended March 31, 1995 and 1996, the Company issued warrants to purchase an aggregate of 73,914 shares of the Company's common stock at an exercise price of $2.88 per share in connection with the issuance of notes payable. The warrants expired unexercised in May 1999.

  In September 1997, and in connection with the Company's IPO (see Note 12), the Company granted the underwriters options to purchase 104,400 units (the "Underwriter's Unit Purchase Options"). Each of the Underwriter's Unit Purchase Options are exercisable to purchase one unit at $9.49, each unit consisting of one share of the Company's common stock and one Class B Redeemable Warrant. The Class B Redeemable Warrant is identical to the Redeemable Warrants (see Note 12) except that it has an exercise price of $12.38 per share and is subject to redemption in the event the market price of the Company's common stock equals or exceeds $16.50 per share. The Underwriters Unit Purchase Options are exercisable for a period of four years commencing in September 1998.

  In March 1997, the Company implemented its Stock Incentive Plan (the "Plan"). The Plan is divided into three separate equity programs: (i) the Discretionary Option Grant Program; (ii) the Stock Issuance Program and (iii) the Automatic Option Grant Program. The programs provide for the grant of incentive and nonqualified stock options for the purchase of up to an aggregate of 500,000 shares of the Company's common stock to employees, members of the Board of Directors and independent consultants to the Company. However, no participant may receive option grants or direct stock issuances of more than 100,000 shares in the aggregate per calendar year. The exercise and vesting periods for options granted under the Plan are determined by a Committee of the Board of Directors. The Plan stipulates that no option may be (i) exercisable after ten years from the date of grant, or (ii) granted with an exercise price less
  than the fair market value of Common Stock on the option grant date.   Option
  vesting provisions are determined for each grant by the Company's Board of Directors.

  In June 1997, the Company granted options to purchase 217,403 shares of its common stock to employees under the Plan at an exercise price of $4.60 per share, the estimated fair value of the common stock on the date of grant. The options vest in annual installments over a four-year period commencing in June 1997 and are exercisable for a period of ten years from the date of grant.

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998

  In May 1998, the Company granted options to purchase 57,000 shares of its common stock to employees under the Plan at an exercise price of $6.25 per share, the estimated fair value of the commons stock on the date of grant.
  The options vest in annual installments over a four-year period commencing in May 1998 and are exercisable for a period of ten years from the date of grant.

  Transactions under the Plan are summarized as follows:

                                                                           1999                        1998
                                                               -------------------------    --------------------------
                                                                              Weighted                      Weighted
                                                                              Average                       Average
                                                                 Number         Exercise      Number         Exercise
                                                                 of Shares     Price          of Shares      Price
     Options outstanding at beginning of year                     207,836       $  4.60              -              -
     Options granted                                               57,000          6.25        217,403         $ 4.60
     Options forfeited                                            (27,828)         4.60         (9,567)          4.60
                                                               -----------   -----------    -----------    -----------

     Options outstanding at end of year                           237,008       $  5.00        207,836         $ 4.60
                                                               ===========   ===========    ===========    ===========

     Options available for future grant at March 31, 1999         262,992
                                                               ===========

     Weighted average fair value of options granted during the year
      ended March 31, 1999                                         $ 3.55                       $ 2.63
                                                               -----------                  -----------

    Exercise          Options Outstanding at    Weighted Average Years
    Price              March 31, 1999         Remaining Contractual Life
    At $4.60                 180,008                    8.2
    At $6.25                  57,000                    9.9


  In April and June 1997, the Company granted non-plan options to purchase 173,915 shares of its common stock to consultants. The options have an exercise price of $2.88 per share and expire in April 2007. The estimated fair value of the Company's common stock at the date of grant was $4.60 per share. On the dates of grant, a total of 17,392 of such options vested immediately. The remaining options vest over a three-year period commencing on the grant dates. During the year ended March 31, 1998, the Company recorded $543,485 in deferred compensation expense related to these options that is being amortized over the vesting period.

  In December 1997, the Company granted non-plan options to purchase 25,000 shares of its common stock to a consultant. The options have an exercise price of $6.00 per share, the estimated fair value

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998

  of the common stock on the date of grant, and expire in December 2007.
  The options vest in equal annual installments over a five-year period beginning in December 1998. During the year ended March 31, 1998, the Company recorded $85,800 in deferred compensation expense related to these options that is being amortized over the vesting period.

  In May 1998, the Company granted non-plan options to purchase 35,000 shares of its common stock to a consultant. The options have an exercise price of $5.00 per share, vest in one year from the date of grant, and expire in May 2008.

  In June 1998, the Company granted non-plan options to purchase 100,000 shares of its common stock to consultants. The options have an exercise price of $10.00 per share, the estimated fair value of the common stock on the date of grant, and expire in June 2008. The options vest in equal annual installments over a three-year period beginning in June 1998. In the event the Company receives $5,000,000 or more in equity investments, milestone payments and research support from a collaborative partner, one-half of the then unvested shares will become vested. The remaining unvested shares would vest over the remaining term of the original three-year period. However, upon a second qualifying collaboration, the remaining unvested shares would vest.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan and other stock-based compensation issued to employees and directors. Had compensation cost for options grants to employees been determined based upon the fair value at the date of grant for awards under the Plan consistent with the methodology prescribed under Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("FAS 123"), the Company's net loss and loss per share for the years ended March 31, 1999 and 1998 would have increased by approximately $240,000 or $.07 and $173,000 or $0.06, respectively.

  The fair values of options granted to employees and consultants during the years ended March 31, 1999 and 1998 have been determined on the date of the respective grant using the Black-Scholes option pricing model based on the following assumptions:

                                                             1999     1998
Dividend yield                                               None      None
Weighted average risk free interest rate on date of grant    5.53      6.00
Volatility                                                   60%       60%
Forfeitures                                                  None      None
Weighted average expected life                               9 years   5 years



14.  Commitments

  In July 1996, the Company entered into an agreement to lease office and factory space in State College, Pennsylvania for one year at an annual rent of $101,750. The Company has an option in perpetuity to renew the lease for additional one-year periods that must be exercised within three months of the end of the lease term for the respective year. During the fiscal year ended March 31, 1999, the Company exercised its option to renew the lease through June 30, 2000.

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998

  In March 1997, the Company entered into a three-year employment agreement with its Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for annual compensation of $96,000, annual minimum increases of 5% and annual bonuses of up to 25% of base salary plus $24,000 through the term of the agreement for past services rendered.

  During the year ended March 31, 1998, the Company entered into several consulting agreements that expire in 2002. Under the terms of the agreements, the Company is obligated to pay aggregate annual consulting fees of $120,000.

15.  Income Taxes

  The Company has incurred losses since inception which have generated net operating loss carryforwards of approximately $11,638,000 and $8,268,000 at March 31, 1999 and 1998, respectively, for federal and state income tax purposes. These carryforwards are available to offset future taxable income and will expire in years 2006 through 2019 for federal income tax purposes. These losses may be subject to limitation on future years' utilization should certain ownership changes occur

  The net operating loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax benefit of approximately $4,655,000 and $3,307,000 at March 31, 1999 and 1998, respectively. In consideration of the Company's accumulated losses and uncertainty about its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such dates to fully offset the deferred tax benefit amount.


  For the years ended March 31, 1999 and 1998, the Company's effective tax rates differ from the federal statutory rate principally due to net operating losses for which no benefit has been recorded, state taxes and other permanent differences.

16.  Economic Dependency


  To date, the Company's revenues have been materially dependent on a limited number of customers. The nature of the Company's business (see Note 1) is such that during any individual accounting period it may sell its products to a limited number of significant customers. During the year ended March 31, 1999, product sales consisted of approximately 24%, 15% and 12% to three separate customers. During the year ended March 31, 1998, product sales consisted of approximately 15%, 14% 13% and 12% to four separate customers. The Company's existing and proposed products require high quality raw materials and components that the Company purchases from third party suppliers. The Company believes adequate sources of supply exist for all raw materials and components it will need, and that such items are available on commercially reasonable terms.

17.  Legal Proceedings

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998


  Rubin Matter

  On April 21, 1997, a complaint was filed in the Supreme Court of the State of New York alleging breach of contract. Specifically, the plaintiff alleges that the Company defaulted under a promissory note issued to plaintiff on May 16, 1996 in the amount of $175,000 (the "Rubin Note") while such Note was outstanding and therefore that the Company is liable and indebted to plaintiff in the principal amount of $175,000, together with interest and expenses. The Company, on May 2, 1997, paid the principal and interest due under the Rubin Note. The main remaining issue asserted by the plaintiff is whether, pursuant to an alleged related agreement, the plaintiff is entitled to 152,174 shares (adjusted to reflect stock splits) of Common Stock or, alternatively, $875,000. Plaintiff alleges that the Company undertook to enter into a securities purchase agreement pursuant to which he should have received the aforementioned shares of Common Stock. The Company contends that such securities purchase agreement was never discussed and therefore that no agreement was reached with respect to the terms thereof. Such securities purchase agreement was not signed by either of the parties to the Rubin Note. The Company believes that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of litigation and because the lawsuit is in the initial stages, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of this matter will not have a material adverse affect on the Company's business financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel.

18.  Subsequent Events

  Stock options

  In May 1999, the Company granted options to purchase 28,500 shares of its common stock to employees under the Plan at an exercise price of $0.0938 per share, the estimated fair value of the common stock on the date of grant. The options vest in annual installments over a four-year period commencing in May 1999 and are exercisable for a period of ten years from the date of grant.

  Additionally, in May 1999, the Company provided to its employees an opportunity to exchange the options they previously received under the Plan
  for new options ("New Options").   The New Options have the same terms as the
  options granted under the Plan except that the exercise price has been changed from $4.60 to $0.0938 per share, the estimated fair value of the common stock
  on the date the New Options were granted.   In connection with the exchange,
  237,008 New Options were granted. Commencing on the effective date of a proposed interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company will be required to recognize compensation expense related to the New Option grants based on the extent to which the future fair value of the Company's common stock is greater than its fair value on the effective date of the interpretation.

  In May 1999, an officer of the Company exercised stock options to purchase 127,827 shares, par value $0.00115 per share, of the Company's common stock at $0.00115 per share.

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998

  Amended license agreement and sublicense agreement

  Due to the Company's financial condition during fiscal year 1999, it was not able to make certain required payments under its licensing agreement with a major university. On July 30, 1999, the university and the Company entered into an amendment to the license agreement ("Amended License"), pursuant to which the Company agreed to pay $500,000 under the Amended License and the university agreed to waive any defaults for the failure to pay overdue amounts. The parties agreed to a revised schedule of minimum royalties. Additionally, the university consented to the grant of a sublicense ("Sublicense") to a company, and the Company agreed to pay the university approximately half of the royalities received under the Sublicense for the first two fiscal years, a majority in the third fiscal year, and all of the minimum royalties thereafter. However, in the event royalties under the Sublicense exceed certain milestone amounts they will be equally shared with the university. The Company also granted the university a phantom stock award equal to 150,000 shares of the Company's common stock, par value $0.00115 per share (the "Common Stock"), which will have the right to participate in the increase in value of the Company's common stock between July 30, 1999 and the date of any sale of the Company, as defined. However, in the event the Company consummates one or more transactions in which it receives net cash proceeds of $25,000,000 or more, as defined, the Company will be obligated to pay to the university in the same calendar year and thereafter (i) 100 percent of Sublicense fees up to $1,000,000 and (ii) 50 percent of Sublicense fees greater than $1,000,000.

  In the event the Company fails to make required payments to the university under the Amended License, the Amended License may be canceled. The university may then require the Company to grant to the university a non-exclusive license to any patents, trade secrets and other technology owned or developed by the Company in connection with its business of manufacturing, distributing and/or selling DNA sequencing equipment. The university would be required to pay the Company 50% of all revenues received by the university in connection with any such license.

  Concurrently with entering into the Amended License with the university, the Company entered into a Sublicense agreement pursuant to which the Company granted a company (the "Sublicensee") an exclusive sublicense to use certain patents for the development of DNA sequencing machines using 30 or fewer capillaries using side entry illumination. The Company also granted the Sublicensee a right of first refusal to sublicense such technology for use in DNA sequencing machines using more than 30 capillaries. On July 30, 1999, the Sublicensee paid the Company a non-refundable Sublicense issue fee of $1,000,000, and, commencing with the twelve-month period beginning August 1, 2001, the Sublicensee agreed to pay to the Company certain minimum annual royalties. Such minimum royalties are non-refundable, but are credited against the earned royalties payable pursuant to the Sublicense agreement.

  Series A preferred stock

  On July 30, 1999, the Company completed the sale and issuance of 2,000 shares of series A preferred stock ("Series A Preferred") at $1,000 per share, providing gross proceeds of $2,000,000 and net proceeds, after expenses paid by the Company, of $1,995,000.

                           SpectruMedix Corporation
                         Notes to Financial Statements
                            March 31, 1999 and 1998


  At March 31, 1999, the Company had authorized the issuance of 2,000,000 shares of preferred stock, $.00115 par value. The Company has designated 2,000 of such preferred shares as Series A Preferred. The holders of Series A Preferred are entitled to (i) share in dividends on a pro-rata basis with common stockholders on an as-converted basis; (ii) a liquidation preference equal to the sum of the price paid per share and all declared and unpaid dividends (the "Liquidation Preference"); (iii) optional redemption by the Company of the Liquidation Preference with notice of at least 20 days; (iv) vote on all matters on an as converted basis; and (v) convert to common stock at the Liquidation Preference Amount multiplied by the shares to be converted divided by the conversion price (the "Conversion Price") per share. The initial Conversion Price is equal to $2.50 per share of common stock, and is subject to adjustment in the event that shares of common stock are issued without consideration or for consideration per share less than the conversion price.

  Consulting agreement

  On July 30, 1999 the Company and the Sublicensee entered into a three-year consulting agreement pursuant to which the Company will provide consulting services to the Sublicensee. In connection with such agreement, the Company received a lump sum fee of $2,000,000.

                                   PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE OFFICERS
         ------------------------------------------------------

Directors, Executive Officers, Promoters and Control Persons

     Dr. Adlerstein co-founded the Company in April 1992 and currently serves as its sole director, President and Chief Executive Officer. Dr. Adlerstein has over 20 years of experience with high-tech companies focusing on energy, the environment, bioengineering, pharmaceuticals, ultrasonics and metallurgy. Prior to joining the Company, Dr. Adlerstein served as an officer, director and principal of Kasiel Holdings Ltd. (a member of the Adir Group), a real estate and construction firm. Dr. Adlerstein is a director of Future Energy Research Corporation, a privately held company. Dr. Adlerstein received a B.S. from City University of New York, a Masters in Physics from New York University and a Ph.D. in Physics from the Massachusetts Institute of Technology.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended March 31, 1999, its officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements.

ITEM  10. EXECUTIVE COMPENSATION
          ----------------------

Board Report on Executive Compensation

     The following is a summary of the policies which governed the decisions of the Board of Directors concerning the compensation paid to the Company's executive officers, including the compensation reflected in the tables which appear elsewhere in this Proxy Statement.

General Compensation Policy

     Introduction. The compensation policy is designed to attract and retain qualified key executive officers critical to the Company's success. In developing this policy, the Board of Directors has concluded that it is not appropriate to base a significant percentage of the compensation payable to the executive officers upon traditional financial targets, such as return on equity. This is primarily because the Company's early stage of development and all of the Company's product candidates are still in either development or clinical testing phases and because, through the end of fiscal 1999, the Company had not yet realized any significant revenues or product sales. Instead, the decisions are based upon the following standards: (i) base salary levels which are commensurate with those of comparable positions at other biopharmaceutical companies, given the level of seniority and skills possessed by the executive officer, and which reflect the individual's performance with the Company over time, (ii) annual bonuses tied to the achievement of corporate and individual performance objectives and the Company's financial performance, and (iii) long-term, stock-based incentive awards intended to strengthen the mutuality of interests between the executive officers and the Company's stockholders.

     Factors. The primary factors which we considered in establishing the components of each executive officer's compensation package for the 1999 fiscal year are summarized below. We may, however, apply entirely different factors, particularly different measures of performance, in setting executive compensation for future fiscal years.

     .    Base Salary. The base salary of each executive officer is initially established through negotiation at the time the officer is hired. Base salary is subsequently adjusted at periodic intervals, usually on an annual basis. When establishing or reviewing base salary levels for each executive officer, we consider the following factors: the qualifications of the executive officer and the relevant individual experience he or she brings to the Company, strategic goals for which the executive officer has responsibility, compensation levels at biopharmaceutical companies at a development stage comparable to the Company and at other companies which compete with the Company for executive talent.

     .    Annual Incentive Compensation. Annual bonuses payable in cash were awarded based on achievement of corporate and individual performance objectives. For the 1998 fiscal year, the corporate performance objectives were tied to the following measures of financial success: (i) the successful completion of the Company's initial public offering, (ii) the execution of certain license agreements and (iii) the progress on the development of the Company's core technologies. Each objective was assigned a relative weight in determining the amount of the bonus attributable to corporate performance.

CEO Compensation

     In establishing Dr. Adlerstein's base salary, it was the intent of the Board to provide him with a level of stability and certainty each year and not to have this particular component of compensation affected to any significant degree by Company performance factors. Accordingly, we primarily took Dr. Adlerstein's personal performance into consideration in setting his base salary at $96,000. In addition, Dr. Adlerstein is entitled to a five percent annual increase in base salary and an annual payment of $24,000 in respect of services performed for the Company prior to 1997. The remaining components of Dr. Adlerstein's compensation package provide no dollar guarantees and are contingent upon the attainment of performance objectives.

     In fiscal year 1999, Dr. Adlerstein accrued a bonus of $25,000, based primarily upon the Company's progress in meeting the performance objectives identified above for the year .

Compliance with Internal Revenue Code Section 162(m)

     As a result of Section 162(m) of the Internal Revenue Code, the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million per officer in any one year. This limitation will apply to all compensation paid to the covered executive officers which is not considered to be performance based. Compensation which does qualify as performance-based compensation will not have to be taken into account for purposes of this limitation. The 1997 Plan contains certain provisions that are intended to assure that any compensation deemed paid in connection with the exercise of stock options granted under that plan with an exercise price equal to the market price of the option shares on the grant date will qualify as performance-based compensation.

     Because it is very unlikely that the cash compensation payable to any of the Company's executive officers will approach the $1 million limit in the foreseeable future, we have decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company's executive officers. We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

     The foregoing report has been submitted by the undersigned in our capacity as members of the Company's Board of Directors.

                                     Joseph K. Adlerstein, Ph.D.

Summary of Cash and Certain Other Compensation

     The following table sets forth the compensation earned by the Company's Chief Executive Officer, the only executive officer of the Company as of the end of the 1999 fiscal year, for services rendered in all capacities to the Company for the 1999, 1998 and 1997 fiscal years. Mr. Bernard Sonneschein, the Company's former Treasurer and Secretary would have been included in the summary compensation table had he not resigned as of January 28, 1999.

                          SUMMARY COMPENSATION TABLE

                                                    Annual Compensation


                                                                      Other                 Long Term
                                                                      Annual               Compensation
                                                                    Compensation             Awards
                            ------------------------------------- ---------------- ----------------------------------------
Name and                                                                           Number of Securities       All Other
                                                                  ----------------
Principal Position(s)        Year       Salary        Bonus /(1)/                   Underlying Options      Compensation
-------------------------   -------   ----------    ------------- ---------------- --------------------- ------------------
 Joseph K. Adlerstein,       1999     $128,500/(2)/  $25,000/(3/)        ---                ---                ---
  Ph.D.
President, Chief Executive   1998     $116,221(4)        ---             ---                ---                ---
 Officer and Chairman of
 the Board
                             1997       73,415(5)    $ 5,000             ---                ---                ---

______________________
(1) The amounts shown under the Bonus column include cash bonuses earned for the indicated fiscal years, but paid in the following year.

(2)  Includes $13,000 paid under the Company's health insurance plan.

(3) Includes a $25,000 bonus which was earned during the fiscal year but was not paid due to the Company's financial condition.

(4)  Includes $10,702 paid under the Company's health insurance plan.

(5)  Includes $8,800 paid under the Company's health insurance plan.

Stock Options

     No options were granted to the Named Officers in the fiscal year ending March 31, 1999.

Option Exercises and Holdings

     The table below sets forth information concerning the exercise of options during the 1999 fiscal year and unexercised options held as of the end of such year by the Named Officers. No stock appreciation rights were exercised during such fiscal year, and except for the limited stock appreciation right which forms part of each previously granted outstanding stock option, no stock appreciation rights were outstanding at the end of the 1999 fiscal year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                Number of
                                Number of                           Securities Underlying Unexercised      Value of Unexercised
                                 Shares         Aggregate                      Options at                In-the-Money Options at
                               Acquired on        Value                      March 31, 1999                March  31, 1999(2)
                                                                 -----------------------------------
Name                            Exercise        Realized(1)         Exercisable       Unexercisable      Exercisable  Unexercisable
---------------------------- ---------------- ------------------ ------------------  ----------------  -------------- -------------
Joseph K. Adlerstein, Ph.D.          ---             ---               127,827              ---              $15,831          ---

______________________
(1) Based on the closing price of the purchased shares on the option exercise date less the exercise price paid for such shares.

(2) Based on fair market value of the Common Stock at fiscal year end ($0.125 per share) less the option exercise price payable per share.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements


     In March 1997, the Company entered into an employment agreement, which was amended in August 1997 (the "Executive Agreement"), with Joseph K. Adlerstein, Ph.D. (the "Executive"), pursuant to which Dr. Adlerstein is employed as the Company's Chairman of the Board, President and Chief Executive Officer. The Executive Agreement provides that the Executive shall devote substantially all of his respective business time to the affairs of the Company. The Executive Agreement expires in March 2000, and shall be automatically renewed for successive one-year periods unless, within 30 days of the expiration of the Executive Agreement, either party notifies the other of its election not to renew the Executive Agreement. The Executive Agreement provides for an initial base salary of $96,000 (the "Base Salary") per annum and the payment of an annual bonus of up to 25% of the Base Salary, as determined by the Board of Directors of the Company based on performance and other criteria. In addition, the Executive Agreement provides for additional compensation at a rate of $24,000 for each year of the Executive Agreement for services rendered to the Company since the Company's inception. Under the Executive Agreement, if the Executive is terminated without cause, such terminated Executive shall receive a severance payment equal to 18 months of his then applicable base salary. A change in ownership or control of the Company shall be considered termination without cause. The Executive Agreement contains confidentiality provisions and covenants not to compete with the Company during the employment period. Also in March 1997, the Company entered into an employment agreement with Bernard Sonnenschein, the Company's Treasurer and Secretary. This agreement was terminated in August 1997.

     As a result of the Company's dependence on Dr. Adlerstein as a key employee, the Company has obtained and is the sole beneficiary of key-person life insurance in the amount of $1,000,000 on the life of Dr. Adlerstein. There is no assurance that such insurance will continue to be available on reasonable terms or at all.

     All of the Company's employees are subject to certain confidentiality and non-competition obligations. Each employee has also agreed that all inventions, discoveries and developments which may be used in the

Company's business and that are developed by such employee during his or her employment with the Company are the Company's property and the employee will assign his or her rights therein to the Company. Should the Company be acquired by merger or asset sale, then all outstanding options held by executive officers under the 1997 Plan will automatically accelerate and vest in full, except to the extent those options are to be assumed by the successor corporation. In addition, the Plan Administrator of the 1997 Plan will have the authority to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by any executive officer or any unvested shares of Common Stock subject to direct issuances held by such individual, in connection with the termination of that individual's employment following: (i) a merger or asset sale in which these options are assumed or are assigned, (ii) the successful completion of a tender offer for more than 50% of the Company's outstanding voting stock or (iii) certain hostile changes in control of the Company.

Compensation Committee Interlocks and Insider Participation

     The Company does not presently have a Compensation Committee. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of August 20, 1999, unless otherwise noted, by (i) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (ii) each director and nominee for director at the Annual Meeting, (iii) the Chief Executive Officer and the next most highly compensated executive officer named in the Summary Compensation Table below, and (iv) all current directors and executive officers as a group. Unless otherwise noted, each of the stockholders has sole voting and dispositive power with respect to the shares beneficially owned, subject to community property laws, where applicable.

          Name and Address, if Required,                            Shares                         Percent of Shares
               of Beneficial Owner                             Beneficially Owned                Beneficially Owned (1)
--------------------------------------------------        ------------------------           ---------------------------
Joseph K. Adlerstein, Ph.D.                                         780,001                            21.31%
  c/o SpectruMedix Corporation
  2124 Old Gatesburg Road
  State College, Pennsylvania  16803
Bernard Sonnenschein                                                575,219                             15.7%
  1519 49th Street
  Brooklyn, New York 11219
PE Corporation                                                      800,000 /(2)/                       17.9%
  761 Main Avenue
  Norwalk, CT 06859

All directors and executive officers                                780,001                             21.3%
  as a group (1 person)

______________________
*  Less than one percent of the Company's outstanding Common Stock.

(1) Percentage of beneficial ownership is calculated assuming 3,658,041 shares of Common Stock were outstanding on August 20, 1999. Beneficial ownership is determined in accordance with the rules of the United States Securities and Exchange Commission (the "SEC") and generally includes voting or dispositive power with respect to securities. Shares of Common Stock subject to stock options and warrants currently exercisable or exercisable within 60 days after August 20, 1999, are deemed outstanding for computing the percentage of the person holding such stock options and warrants but are not deemed outstanding for computing the percentage of any other person.

(2) Represents shares of Common Stock issuable upon exercise of 2,000 shares of the Company's Series A Preferred Stock.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Pursuant to the Delaware General Corporation Law, the Company has adopted provisions in its Second Amended and Restated Certificate of Incorporation that eliminate the personal liability of its directors to the Company and its stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances and which authorize the Company to indemnify its directors, officers and other agents, by bylaw, agreement or otherwise, to the fullest extent permitted by law. The Company's Bylaws require the Company to indemnify its directors and allow the Board of Directors in its discretion to indemnify officers, employees and other agents to the fullest extent permitted by law, including those circumstances in which indemnification would otherwise be discretionary; provided, however, that the corporation shall indemnify any such agent in connection with a proceeding initiated by such agent only if such proceeding was authorized by the Board of Directors of the Company. Additionally, the Company shall advance to the Director, prior to any final disposition of any threatened or pending action, suit or proceeding, whether civil, criminal, administrative or investigative, any and all reasonable expenses (including legal fees and expenses) incurred in investigating or defending any such action, suit or proceeding within 10 days after receiving copies of invoices presented to Director for such expenses.

     The Company has entered into separate indemnification agreements with its directors and executive officers. These agreements may require the Company, among other things, to indemnify directors and officers against certain liabilities that may arise by reason of their status or service as directors and officers. Management believes that these provisions in its Second Amended and Restated Certificate of Incorporation and its Bylaws and contractual indemnification are necessary to attract and retain qualified persons as directors and officers.

     At present, there is no pending litigation or proceeding involving a director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

     Dr. Adlerstein agreed to extend up to $750,000 in loans to the Company, at Dr. Adlerstein's option. In consideration of such credit, the Company granted Dr. Adlerstein a promissory note which matures on December 31, 1999 and bears interest at 12% per annum on all amounts outstanding thereunder. Currently, the Company owes Dr. Adlerstein approximately $381,530.

ITEM  13. EXHIBITS LIST AND REPORTS ON FORM 8-K
          -------------------------------------

(a)  Exhibits

        Exhibit No.         Description
        -----------         -----------

         3.1(1)             Restated Certificate of Incorporation of the
                            Registrant, as filed with the Delaware Secretary of
                            State on March 5, 1993.
         3.2(1)             Certificate of Amendment to Restated Certificate of
                            Incorporation of the Registrant, as filed with the
                            Delaware Secretary of State on March 11, 1997.
         3.3(1)             Second Amended and Restated Certificate of
                            Incorporation of the Registrant, as filed with the
                            Delaware Secretary of State on September 17, 1997.
         3.4*               Certificate of Designation of the Company's Series A
                            Preferred Stock, as filed with the Delaware
                            Secretary of State on July 28, 1999.
         3.5(1)             Amended and Restated Bylaws of the Registrant.
         4.1(1)             Form of Stock Certificate.
         4.2(1)             Form of Registration Rights Agreement by and between
                            the Registrant and certain stockholders.
         4.3(1)(5)          1997 Stock Incentive Plan of the Registrant and
                            related documents.
         4.4(1)             Form of SpectruMedix Corporation Unit Purchase
                            Option.
         4.5(1)             Form of Warrant Agreeement by and between the
                            Registrant and ChaseMellon

                            Shareholder Services, L.L.C.
         4.6(1)(5)          Notice of Grant and Stock Option Agreement for
                            option to purchase shares of Common Stock granted to
                            Joseph K. Adlerstein.
         4.7(1)             Form of Unit.
         4.8(1)             Form of Redeemable Warrant.
         4.9(1)             Form of Warrant issued in the Bridge Financing.
        10.1(1)             Form of Indemnification Agreement.
        10.2(1)             Asset Purchase Agreement dated April 5, 1993 by and
                            between Lab Software Associates, Inc and the
                            Registrant.
        10.3(1)             Reserved.
        10.4(1)             Form of Warrant Agreement by and between the Company
                            and the Gross Foundation, Inc.
        10.5(1)(3)          Option Agreement dated May 1, 1995 by between the
                            Registrant and Iowa State University Research
                            Foundation.
        10.6(1)             Commercial Lease Agreement dated July 9, 1996 by and
                            between FMF Partnership and the Registrant.
        10.7(1)(3)          Option and Bailment Agreement for an Exclusive
                            License between the Registrant and the Regents of
                            the University of California dated December 1, 1996.
        10.8(1)(3)          Research Agreement No. M2498 dated December 1, 1996
                            by and between the Regents of the University of
                            California, Berkeley and the Registrant.
        10.9(1)(5)          Employment Agreement dated March 31, 1997 by and
                            between the Registrant and Joseph K. Adlerstein.
        10.10(1)(5)         Employment Agreement dated March 31, 1997 by and
                            between the Registrant and Bernard Sonnenschein.
        10.11(1)(3)         Scientific Advisory Board and Consulting Agreement
                            by and between the Registrant and Dr. Edward Yeung.
        10.12(1)(3)         Scientific Advisory Board and Consulting Agreement
                            by and between the Registrant and Dr. Marc
                            Hellerstein.
        10.13(1)(3)         License Agreement dated June 24, 1997 by and between
                            the Registrant and Iowa State University Research
                            Foundation, Inc.
        10.14(1)(5)         Amendment No. 1 to Employment Agreement by and
                            between the Registrant and Joseph K. Adlerstein.
        10.15(1)(5)         Letter Agreement by and between the Registrant and
                            Bernard Sonnenschein.
        10.16(4)            Amendment No. 1 to Option and Bailment Agreement for
                            an Exclusive License between the Registrant and the
                            Regents of the University of California, effective
                            as of January 15, 1998.
        10.17(4)            Amendment No. 1 to Research Agreement No. M2498 by
                            and between the Regents of the University of
                            California, Berkeley and the Registrant.
        10.18(4)            Sponsored Research Agreement, effective as of March
                            15, 1998, by and between The Trustees of the
                            University of Pennsylvania and the Registrant.
        10.19(4)            License Agreement, effective as of March 15, 1998,
                            by and between The Trustees of the University of
                            Pennsylvania and the Registrant.
        10.20(4)*           Amendment to License Agreement, dated July 30, 1999,
                            between Iowa State University Research Foundation,
                            Inc. and SpectruMedix Corporation
        10.21(4)*           Sublicense Agreement, dated July 30, 1999, between
                            SpectruMedix Corporation and The Perkin-Elmer
                            Corporation
        10.22*              Stock Purchase Agreement, dated July 30, 1999,
                            between SpectruMedix Corporation and PE Corporation
        10.23(4)*           Consulting Services Agreement, dated July 30, 1999,
                            between SpectruMedix Corporation and The Perkin-
                            Elmer Corporation
         23.1*              Consent of Independent Accountants.
         27*                Financial Data Schedule
--------------------

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

(b)  Reports on Form 8-K

       No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 1999.SIGNATURES

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 17, 1999

                           SPECTRUMEDIX CORPORATION

                        By:/s/ Joseph K. Adlerstein
                           ------------------------

                           Joseph K. Adlerstein, Ph.D.
                           President, Chief Executive Officer and Sole Director