Form 10KSB/A
period 1999-03-31
SPECTRUMEDIX CORP
filed 1999-09-17
CIK 1035451

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                AMENDMENT NO.1
                                      ON
                                 FORM 10-KSB/A
(Mark One)

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
     Q4 FY 99                                       17/32           3/16
     Q1 FY 00                                        9/32           3/32
     Q2 FY 00 (through September 10, 1999)          23/32           5/32

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

Dated:  September 15, 1999

                           SPECTRUMEDIX CORPORATION

                        By:/s/ Joseph K. Adlerstein
                           ------------------------

                           Joseph K. Adlerstein, Ph.D.
                           President, Chief Executive Officer and Sole Director