Form 10QSB
period 1999-06-30
SPECTRUMEDIX CORP
filed 1999-11-04
CIK 1035451

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1999
                                -----------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   ------------------

Commission file number          000-22501
                       ---------------------------


                              SPECTRUMEDIX CORPORATION
                              ------------------------
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
Yes      X       No
     ---------      --------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,658,041 shares of Common Stock, par value $.001 per share, outstanding as of October 20, 1999

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                          QUARTER ENDED JUNE 30, 1999


                                     CONTENTS


                                                                                                              Page
PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements

        Condensed Balance Sheets - June 30, 1999 and March 31, 1999......................................        1
        Condensed Statements of Operations - Three Months Ended June 30, 1999 and June 30, 1998..........        2
        Condensed Statements of Cash Flows - Three Months Ended June 30, 1999 and June 30, 1998..........        3
        Notes to Financial Statements....................................................................      4-6

Item 2  Management's Discussion and Analysis of Results of Operations and Financial Condition............        7

PART II.    OTHER INFORMATION

        Item 1.  Legal Proceedings.......................................................................       17
        Item 2.  Changes in Securities and Use of Proceeds...............................................       17
        Item 3.  Defaults Upon Senior Securities.........................................................       17
        Item 4.  Submission of Matters to a Vote of Security Holders.....................................       17
        Item 5.  Other Information.......................................................................       17
        Item 6.  Exhibits and Reports on Form 8-K........................................................    17-18
                 (a)  Exhibits...........................................................................       17
                 (b) Reports on Form 8-K.................................................................       18

                           SPECTRUMEDIX CORPORATION
                           CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                                    June 30,                   March 31,
                                                                                      1999                       1999*
                                                                                    --------                  ----------
                                                                                               (unaudited)
CURRENT ASSETS:
          Cash and cash equivalents                                                 $   10,610                 $   20,318
          Accounts receivable, net                                                      35,660                     55,319
          Inventories                                                                  514,890                    527,979
          Prepaid expenses                                                               8,574                      4,582
                                                                                    ----------                 ----------

          TOTAL CURRENT ASSETS                                                         569,734                    608,198
                                                                                    ----------                 ----------

PROPERTY AND EQUIPMENT, net                                                            445,031                    463,536
                                                                                    ----------                 ----------

OTHER ASSETS:
          Patent fees                                                                  358,568                    358,816
          License and license options, net                                              98,092                    106,343
          Security deposit                                                               8,479                      8,479
                                                                                    ----------                 ----------


          TOTAL OTHER ASSETS                                                           465,139                    473,638
                                                                                    ----------                 ----------

TOTAL ASSETS                                                                        $1,479,904                 $1,545,372
                                                                                    ==========                 ==========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                   $  2,660,444               $  2,389,486
          Current portion of long-term debt                                             29,856                     29,926
          Officer's note                                                               333,198                    161,423
                                                                                  ------------               ------------

          TOTAL CURRENT LIABILITIES                                                  3,023,498                  2,580,835
                                                                                  ------------               ------------

LONG-TERM DEBT, net of current portion                                                  95,566                    103,273
                                                                                  ------------               ------------

STOCKHOLDERS' EQUITY (DEFICIT):
          Preferred stock, $.00115 par value, 2,000,000 shares authorized, none issued or outstanding

          Common stock, $.00115 par value, 23,000,000 shares                             4,206                      4,059
           authorized  3,658,041 and 3,530,214 shares issued and
           outstanding, respectively

          Additional paid-in capital                                                10,631,756                 10,631,756
          Accumulated deficit                                                      (12,055,063)               (11,512,684)
                                                                                  ------------               ------------
    Total                                                                           (1,419,101)                  (876,869)
          Less:  Deferred compensation                                                (220,059)                  (261,867)
                                                                                  ------------               ------------

          TOTAL STOCKHOLDERS' EQUITY                                                (1,639,160)                (1,138,736)
                                                                                  ------------               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  1,479,904               $  1,545,372
                                                                                  ============               ============
 * Derived from audited financial statements

                            SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998



                                                                                1999                        1998
                                                                     --------------------------  --------------------------
REVENUES                                                                            $   50,367                  $   66,898

COST OF REVENUES                                                                       129,457                     130,084
                                                                                    ----------                  ----------

GROSS LOSS                                                                             (70,090)                    (63,186)
                                                                                    ----------                  ----------

OPERATING EXPENSES:
          Research and development costs, net                                          204,617                     451,004
          General and administrative expenses                                          246,486                     360,752
                                                                                    ----------                  ----------

          TOTAL OPERATING EXPENSES                                                     451,103                     811,756
                                                                                    ----------                  ----------

OPERATING LOSS                                                                        (530,193)                   (874,942)
                                                                                    ----------                  ----------

OTHER INCOME (EXPENSE):
          Interest income                                                                   96                      11,130
          Interest expense                                                             (12,282)                     (1,184)
                                                                                    ----------                  ----------

          TOTAL OTHER INCOME (EXPENSE)                                                 (12,186)                      9,946
                                                                                    ----------                  ----------

NET LOSS                                                                            $ (542,379)                 $ (864,996)
                                                                                    ==========                  ==========

WEIGHTED AVERAGE NUMBER OF                                                           3,622,534                   3,515,214
SHARES OUTSTANDING                                                                  ==========                  ==========



BASIC AND DILUTED LOSS PER SHARE                                                        $(.15)                      $(.25)
                                                                                    ==========                  ==========

                            SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                         1999         1998
                                                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $(542,379)  $ (864,996)
                                                                                       ---------   ----------
 Adjustments to reconcile net loss to net cash from operating activities:
  Depreciation and amortization                                                           31,699       27,931
  Non-cash compensation expense                                                           41,808       99,414
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                             19,659      (19,944)
   (Increase) decrease in inventories                                                     13,089      (37,297)
   (Increase) in other assets                                                             (3,992)     (26,840)
   Increase in accounts payable and accrued expenses                                     270,958       27,653
   (Decrease) in customer deposits                                                             -       (5,960)
                                                                                       ---------   ----------

  Total adjustments                                                                      373,221       64,957
                                                                                       ---------   ----------

  NET CASH USED BY OPERATING ACTIVITIES                                                 (169,158)    (800,039)
                                                                                       ---------   ----------

CASH FLOWS USED BY INVESTING ACTIVITIES:
 Purchase of equipment                                                                    (4,249)     (28,762)
 Increase in Patent fees                                                                    (446)           -
                                                                                       ---------   ----------

   NET CASH USED BY INVESTING ACTIVITIES                                                  (4,695)     (28,762)
                                                                                       ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable - others                                                          -       12,375
 Proceeds from officer's notes                                                           171,922            -
 Repayment of notes payable - others                                                      (7,777)      (2,706)
                                                                                       ---------   ----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                               164,145        9,669
                                                                                       ---------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (9,708)    (819,132)

CASH AND CASH EQUIVALENTS - beginning of period                                           20,318    1,680,643
                                                                                       ---------   ----------

CASH AND CASH EQUIVALENTS - end of period                                              $  10,610   $  861,511
                                                                                       =========   ==========


NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
 During the three months ended June 30, 1998, additional paid-in capital and deferred compensation increased by $735,850 from compensation stock options issued to non-employees. During the three months ended June 30, 1999, officer's notes decreased and common stock increased by $147 as a result of the exercise of stock options to purchase 127,827 common shares at $0.00115 per share

                            SPECTRUMEDIX CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of SpectruMedix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of June 30, 1999, (b) the results of operations for the three months ended June 30, 1999 and 1998 and
     (c) changes in cash flows for the three months ended June 30, 1999 and 1998. For more information, refer to the audited financial statements for the fiscal year ended March 31, 1999, which were included in the Company's Annual Report on Form 10-KSB.

     Financial results for the interim period ended June 30, 1999 and 1998 may not be indicative of the financial results for the fiscal year ending March 31, 2000.

NOTE 2 - GENERAL

     The Company devotes substantially all of its resources to the development of high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer"), an instrument for the acquisition, analysis and management of complex genetic information. The DNA Sequencer was developed in part from research efforts conducted at the United States Department of Energy and Ames Laboratories' Institute for Physical Research and Technology/Iowa State University. The Company believes DNA sequencing has significant implications for medical, genetic and forensic science applications.

     The Company has available carryforward losses applicable to the reduction of future Federal income taxes aggregating approximately $11,638,000 at March 31, 1999 and which expire at various dates through 2014.

NOTE 3 - ECONOMIC DEPENDENCY

     To date, all of the Company's revenues have been derived from sales of the Company's original product lines, which included mass spectrometers, luminoscopes, electronic components and software. As noted above, currently, the Company is devoting substantially all of its resources to the development, commercialization and marketing of the DNA Sequencer.

     The Company achieved limited sales of its other product lines and such sales were materially dependent on a limited number of customers. The nature of the Company's business was such that during any individual accounting period it sold its products to a limited number of significant customers. The Company has not sold any DNA Sequencer units, but such sales may also be characterized by sales to a limited number of customers during any individual accounting period.

     The Company's DNA Sequencer requires high quality raw materials and components that the Company purchases from third party suppliers. Certain raw materials or components may, however, from time to time, be difficult to obtain and may cause production delays or require the Company to find alternate means of production. In particular, both the lasers and capillaries used in the DNA Sequencer are each purchased from one manufacturer who only produces a limited number of units. Such manufacturers may not be able to supply all of the Company's needs. Thus, the Company's ability to manufacture its products will depend on its ability to establish and maintain commercial relationships with at least certain of such suppliers. The Company does not currently maintain supply agreements with any of its suppliers.

NOTE 4 - LEGAL PROCEEDINGS

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

NOTE 5 - STOCK OPTIONS

     In May 1999, the Company granted options to purchase 28,500 shares of its common stock to employees under the Company's Stock Incentive Plan (the "Plan") at an exercise price of $0.0938 per share, the estimated fair value of the common stock on the date of grant. The options vest in four equal annual with the first tranche vesting in May 2000. The stock options are exercisable for a period of ten years from the date of grant.

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

     In May 1999, an officer of the Company exercised stock options to purchase 127,827 shares of the Company's common stock at $0.00115 per share.

NOTE 6 - SUBSEQUENT EVENTS AMENDED LICENSE AGREEMENT AND SUBLICENSE AGREEMENT

     Amended License Agreement and Sublicense

     Due to the Company's financial condition during fiscal year 1999, it was not able to make certain required payments under its licensing agreement with a major university and relating to the DNA Sequencer. On July 30, 1999, the University and the Company entered into an amendment to the license agreement ("Amended License"), pursuant to which the Company agreed to pay $500,000 under the Amended License and the university agreed to waive any defaults for the failure to pay overdue amounts. The parties agreed to a revised schedule of minimum royalties. Additionally, the university consented to the grant of a sublicense ("Sublicense") to a company, and the Company agreed to pay the university a majority of the minimum royalties received under the Sublicense for the first three years, and all of the minimum royalties thereafter. However, in the event royalties under the Sublicense exceed certain milestone amounts they will be equally shared with the university. The Company also granted the university a phantom stock award equal to 150,000 shares of the Company's common stock, which will have the right to participate in the increase in value of the Company's common stock between July 30, 1999 and the date of any sale of the Company. However, in the event the Company consummates one or more transactions in which it receives net cash proceeds of $25,000,000 or more the Company will be obligated to pay to the university in the same calendar year and thereafter (i) 100 percent of Sublicense fees up to $1,000,000 and (ii) 50 percent of Sublicense fees greater than $1,000,000.

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

     At March 31, 1999, the Company had authorized the issuance of 2,000,000 shares of preferred stock, $.00115 par value per share. The Company has designated 2,000 of such preferred shares as Series A Preferred. The holders of Series A Preferred are entitled to (i) share in dividends on a pro-rata basis with common stockholders on an as-converted basis; (ii) a liquidation preference equal to the sum of the price paid per share and all declared and unpaid dividends (the "Liquidation Preference"); (iii) optional redemption by the Company of the Liquidation Preference with notice of at least 20 days; (iv) vote on all matters on an as converted basis; and (v) convert to common stock at the Liquidation Preference Amount multiplied by the shares to be converted divided by the conversion price (the "Conversion Price") per share. The initial Conversion Price is equal to $2.50 per share of common stock, and is subject to adjustment in the event that shares of common stock are issued without consideration or for consideration per share less than the conversion price.

     Consulting Agreement

     On July 30, 1999, the Company and the Sublicensee entered into a three-year consulting agreement pursuant to which the Company will provide consulting services to the Sublicensee. In connection with such agreement, the Company received a lump sum fee of $2,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the SpectruMedix Corporation's (the "Company") Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.
Except for the historical information contained herein, the discussion in this Quarterly Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. Factors that could cause or contribute to such differences include, the ability of the Company to market the DNA Sequencer, the availability of the necessary capital to fund the Company's plans, and the availability of specialized components necessary to manufacture the DNA Sequencer, as well as those factors discussed under the heading "Risk Factors" and elsewhere herein.

Overview

Currently, the Company devotes substantially all of its resources to the development of high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer"), an instrument for the acquisition, analysis and management of complex genetic information. The DNA Sequencer was developed in part from research efforts conducted at the United States Department of Energy and Ames Laboratories' Institute for Physical Research and Technology/Iowa State University ("Ames Laboratories"). The Company believes DNA sequencing has significant implications for medical, genetic and forensic science applications.

During the period from April 1992 (inception) through June 1992, the Company was engaged in organizational activities, including negotiating agreements with the Bankruptcy Court in Harrisburg, Pennsylvania to lease, on a temporary basis, the assets and facilities of Nuclide Corporation ("Nuclide") and Measurement and Analytic Systems, Inc. ("MAAS"). In December 1992, via court order, the Company acquired the assets of Nuclide and MAAS. In April 1993, the Company acquired all the assets of Lab Data, including an inventory of computer hardware and a complete line of data acquisition and instrument control software. From June 1992 until mid-1998, the Company devoted substantially all of its resources to upgrade and improve the Company's line of instrumentation (Mass Spectrometers, Luminoscopes, etc.), electronic components and software. The Company sold a line of magnetic sector mass spectrometers, new and improved luminoscope add-ons, and high-performance software for a variety of applications in the petrochemical, environmental and geochemical areas, among others. The Company was not able to achieve meaningful sales of these products.

Accordingly, the Company has shifted its focus to the commercialization of the DNA Sequencer, and, as discussed above, currently devotes substantially all of its resources to the commercialization and marketing of the DNA Sequencer. To date, the Company has not sold any DNA Sequencer units.

The Company has not been profitable since inception and had an accumulated deficit of $12,055,063 at June 30, 1999. Successful future operations depend upon the Company's ability to develop and commercialize its products.

The Company has financed its operations primarily through the private sale and issuance of equity securities and proceeds from an initial public offering (the "Public Offering") of equity securities during September 1997. All such funds have been utilized by the Company and since January 1999 the Company has relied on cash infusions from its Chief Executive Officer. On July 30, 1999, the Company restructured its license agreement with Iowa State University Research Foundation, an affiliate of Ames Laboratories ("ISURF"), for technology used to develop the DNA Sequencer, and entered into a sublicense agreement relating to certain of such technology with PE Biosystems ("PE Bio"). In connection with the sublicense agreement, PE Bio made an investment in the Company and retained the Company as a consultant.

The aggregate gross proceeds from the sublicense and related agreements with PE Bio will provide the Company with additional liquidity and allow it to pay amounts owing under its license agreements, and, the Company believes, allow it to meet its current obligations over the next twelve months. There can be no assurance, however, that such funds will be sufficient. In order to proceed with the realization of its plans for development and growth, the Company anticipates that over the next twelve months it will need significant additional capital to greatly expand its manufacturing capabilities, and launch a substantial sales and marketing campaign. There can be no assurance, however, that the Company will be able to obtain such capital on terms acceptable to it.

Results of Operations - Three Months Ended June 30, 1999 and 1998

The Company had total revenues of $50,367 and $66,898 for the three months ended June 30, 1999 and 1998, respectively. Revenues for both periods reflect sales of products from product lines other than the DNA Sequencer and the Company is no longer devoting its resources to the development and marketing of such products. The decrease in revenues of $16,531, or approximately 25%, was due primarily to the increased focus of the Company on the commercialization of the DNA Sequencer, which resulted in the shifting of key personnel from sales and marketing, and to the lack of a full time sales and marketing staff.

Of the total revenues discussed above, revenues derived from the sale of the Company's services totaled $14,249 and $17,386 for the three month ended June 30, 1999 and 1998, respectively. The decrease in service revenue of $3,137, or approximately 18%, was due primarily to the increased focus of the Company on the commercialization of the DNA Sequencer, which resulted in the shifting of key personnel from sales and marketing, and to the lack of a full time sales and marketing staff.

Research and development expenses decreased $246,387 in 1999 to $204,617 from $451,004 in 1998, due primarily to a significant lack of funds for research and development projects.

General and administrative expenses were $246,486 and $360,752 during the three months ended June 30, 1999 and 1998, respectively, a decrease of $114,266, or approximately 32%. Approximately 63% and 47% of general and administrative expenses for the three months ended June 30, 1999 and 1998, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. The decrease was due primarily to a lack of funds to pay for consultants and retain administrative personnel. The Company's inability to incur such expenses has materially impacted the Company. In particular, the Company has not been able to hire a sales force and implement marketing programs.

Interest expense of $12,282 and $1,184 for the three months ended June 30, 1999 and 1998, respectively, resulted from borrowings. Interest expense increased primarily as a result of increased borrowings.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through the sale of equity securities and loans, most of which loans were repaid with the proceeds from the Company's initial public offering. All of such funds were expended on the development and commercialization of the Company's products, primarily its mass spectrometers and luminoscopes. Since January 1999, the Company has been dependent primarily on funds advanced by its Chief Executive Officer to meet payroll and expenses, and the Company has failed to make payments under its license agreements. As a result of its financial condition, the Company was not able to exercise or renew its option with the University of California, Berkeley relating to diagnostic kinetics technology.

On July 30, 1999, the Company restructured its license agreement with ISURF for technology used to develop the Company's DNA Sequencer and entered into a sublicense agreement relating to certain of such technology with PE Bio. In connection with the sublicense agreement, PE Bio made an investment in the Company. PE Bio also retained the Company as a consultant.

The aggregate $5,000,000 in gross proceeds from the sublicense and other agreements with PE Bio will provide the Company with additional liquidity, allow it to pay amounts owing under its license agreement with ISURF, complete the commercialization of the DNA Sequencer and, the Company believes, meet all of its existing obligations over the next twelve months. There can be no assurance, however, that such funds will be sufficient. In order to further develop and expand the business in accordance with its plans, the Company anticipates that over the next twelve months it will need significant additional capital to greatly expand its manufacturing capabilities, launch a substantial sales and marketing program, pay various required license and milestone fees, establish third-party collaborations and pursue additional research and development. The Company's capital requirements depend on many factors, including the status of the development of its products, obtaining manufacturing capabilities to produce its products in volume, prosecuting and enforcing its intellectual property rights, competing technological and market developments, and the ability of the Company to develop new collaborative and licensing arrangements.

If the Company is unable to obtain the necessary funds, by issuing equity or debt securities, entering into collaborative agreements or obtaining grants, it will not be able to complete the commercialization of, and effectively market and manufacture, its DNA Sequencer and may not be able to continue its operations.

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

                                  RISK FACTORS

The Company has incurred losses since its inception, requires significant amounts of additional capital and may not be able to continue as a going concern. The Company has incurred operating losses since its inception in 1992. At June 30, 1999, the Company had an accumulated deficit of $12,055,063. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company needs to successfully develop and commercialize the DNA Sequencer to reach profitability. No assurance can be given that the Company will be able to accomplish such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. The Company has used the proceeds of its initial public offering (the "Public Offering") and since January 1999 through July 1999, the Company has been dependent upon cash advances from its Chief Executive Officer to fund its operations. While the Company's most immediate liquidity concerns may have been alleviated by the agreements with ISURF and PE Bio, the Company will require significant additional capital to achieve its business plans. As a result of its liquidity problems, the Company must rely on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company is in the early stage of development. Since the Company's incorporation in April 1992, the Company has been engaged in organizational activities, acquisition of assets, hiring of personnel and financing activities. Since operations began in July 1992, the Company has engaged in the following activities: manufacturing, research and development, limited sales and marketing, capital raising, exploration of strategic relationships and collaborations, and other general corporate activities. The Company has generated limited revenues to date. The Company will require additional capital, above the amounts received from PE Bio, to commercialize and market the DNA Sequencer and pursue other research and development activities. As the Company is in the development stage, its operations are subject to all of the risks inherent in the establishment of a new business enterprise and the commercialization of new products. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, and, accordingly, is highly speculative.

The Company has failed to pay royalty fees under existing licenses.   The
Company's DNA Sequencer was developed in part from research efforts conducted at Ames Laboratories. The Company entered into a world-wide exclusive licensing agreement with ISURF, which agreement was restructured as a result of the Company's failure to make timely payments under the agreement. If the Company continues to fail to make payments under the license agreement, such agreement may be terminated and the Company will not be able to market the DNA Sequencer. In February 1999, an option held by the Company to license technology in the field of diagnostic kinetics expired unexercised because the Company did not have the funds available to pay amounts to the licensor. If the Company fails to pay license fees to ISURF it may lose the right to market the DNA Sequencer.

The ability of the Company to protect its technology through patents and other proprietary rights is uncertain. The Company's success depends on its ability to obtain patents, protect its trade secrets and operate without infringing upon the proprietary rights of others. The Company's existing and potential competitors have applied for a substantial number of patents. There can be no assurance that any of the Company's future patent applications will be approved, that the Company will develop additional proprietary products that are patentable, or that any patents issued to the Company will provide the Company with any significant protection or will not be successfully challenged by third parties. Furthermore, there can be no assurance that others will not design around the patented products developed by the Company. There can be no assurance that the Company's products will not be found to infringe upon the patents of others. The area of gene sequencing, in particular, is subject to intense competition and active filing of patent applications. Any of such patent applications filed by one or more third parties may conflict with the Company's products under development. If the Company's products are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, the Company's development, manufacture and sale of such products could be severely restricted or prohibited. Any such infringement could have a material adverse effect on the Company's prospects, business, results of operations or financial condition. The Company may be required to obtain licenses from such third parties or otherwise obtain licenses to utilize patents or proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights could be obtained on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, the development, manufacture or sale of products requiring such licenses could be materially adversely affected. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of such products could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement, to enforce the Company's or its licensors' patents, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others, and could result in substantial cost to and diversion of effort by, and may have a material adverse impact on, the Company.

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

A significant portion of the Company's sales come from a limited number of customers. Approximately 51% and 42% of the Company's net sales for the years ended March 31, 1999 and 1998, respectively, were derived from sales to the Company's top three customers. During the fiscal year ended March 31, 1999, product sales to each of the three top customers amounted to approximately 24%, 15%, and 12%, respectively. During the fiscal year ended March 31, 1998, product sales to each of the four top customers amounted to approximately 15%, 14%, 13% and12%, respectively. Certain customers may not necessarily purchase instrumentation from the Company on a regular basis. The loss of, or significant adverse change in, the relationship between the Company and these customers could have a material adverse effect on the Company's business, financial condition and results of operations. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse impact on the Company's business, financial condition and results of operations.

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

A significant number of shares of capital stock recently have become eligible for sale and any sale may adversely affect the price of the Company's Common Stock. 1,512,647 shares of the Company's outstanding shares of Common Stock were subject to a 24-month restriction against transfer, which expired on September 16, 1999. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of the Common Stock. An additional 660,498 shares of Common Stock of the Company held by people and institutions who provided financing to the Company prior to its initial public offering became available for resale in September and October 1998.

A significant number of shares of Common Stock are subject to outstanding options and warrants. At June 30, 1999, there were outstanding warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $1.00 per share, stock options to purchase an aggregate of 35,000 shares of Common Stock at an exercise price of $5.00 per share, stock options and warrants to purchase an aggregate of 173,915 shares of Common Stock at an exercise price of $2.88 per share, stock options to purchase an aggregate of 265,508 shares of Common Stock at an exercise price of $0.0938 per share, warrants to purchase an aggregate of 1,200,600 at $7.50 per share, stock options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $6.00 per share, stock options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $10.00 per share, warrants to purchase 322,000 Units (as defined below) at an exercise price of $5.75 per Unit and warrants to purchase 104,400 Units at an exercise price of $9.49 per Unit. Of the foregoing, warrants and options to purchase 534,578 shares of Common Stock were subject to a 24-month lock-up restriction, which expired on September 16, 1999. In addition, on July 30, 1999, the Company issued 2,000 shares of its Series A Preferred Stock which are convertible into 800,000 shares of common stock. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

In May 1999, Dr. Adlerstein exercised an option to purchase 127,827 shares of Common Stock.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  -----------------

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

  Other than the foregoing, the Company is not a party to any other material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.
-------  -----------------------------------------

         (a)  Change in Securities.  None.
         ---  --------------------

         (b)  Use of Proceeds.
         ---  ---------------

       On July 30, 1999, PE Bio, the Company's sublicensee for technology relating to the DNA Sequencer, purchased 2,000 shares of the Company's Series A Preferred Stock ("Series A Preferred") at $1,000 per share, providing gross proceeds of $2,000,000 and net proceeds, after expenses paid by the Company, of $1,995,000.

       The Company used a portion of the proceeds from the sale of the Series A Preferred to pay amounts payable to ISURF pursuant to the amended license agreement. The balance of the proceeds have and will be devoted to the commercialization, marketing and manufacture of the DNA Sequencer.

Item 3.  Defaults Upon Senior Securities.  None.
-------  -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  None.
-------  ---------------------------------------------------

Item 5.  Other Information.  None.
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K.
-------  --------------------------------

         (a)  Exhibits.
         ---  --------

          The following documents are referenced or included in this report:

          Exhibit No.
          -------------
             27                 Financial Data Schedule.

          (b)  Reports on Form 8-K.
          ---  -------------------

          No Current Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1999.


                                   SIGNATURES
                                   ----------



     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  SPECTRUMEDIX CORPORATION



DATED:  November 4, 1999      By:   /s/ Joseph K. Adlerstein
                                   -------------------------

                                  Joseph K. Adlerstein
                                  President, Chief Executive Officer and
                                  Chairman of the Board (Principal Executive and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit No.  Description
-----------  -----------

   27          Financial Data Schedule.