Form 10QSB
period 1999-09-30
SPECTRUMEDIX CORP
filed 1999-11-23
CIK 1035451

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                                ---------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------   --------------------
Commission file number          000-22501
                       -----------------------------------------------------




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
Yes     X        No
     ---------       -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,658,041 shares of Common Stock, par value $.001 per share, outstanding as of October 20, 1999

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                        QUARTER ENDED September 30, 1999


                                     CONTENTS


                                                                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements

        Condensed Balance Sheets - September 30, 1999 and March 31, 1999..................................       1
        Condensed Statements of Operations - Six and Three Months Ended September 30, 1999 and
        September 30, 1998................................................................................       2
        Condensed Statements of Cash Flows - Six Months Ended September 30, 1999 and September 30, 1998...       3
        Notes to Financial Statements.....................................................................     4-6

Item 2  Management's Discussion and Analysis of Results of Operations and Financial Condition.............       7

PART II.    OTHER INFORMATION

        Item 1.  Legal Proceedings.......................................................................       18
        Item 2.  Changes in Securities and Use of Proceeds...............................................       18
        Item 3.  Defaults Upon Senior Securities.........................................................       18
        Item 4.  Submission of Matters to a Vote of Security Holders.....................................       18
        Item 5.  Other Information.......................................................................       18
        Item 6.  Exhibits and Reports on Form 8-K........................................................    18-19
                 (a)  Exhibits...........................................................................       18

                 (b) Reports on Form 8-K.................................................................       19

                            SPECTRUMEDIX CORPORATION
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                     SEPTEMBER 30, 1999 AND MARCH 31, 1999
                                     ASSETS

                                                                                  September 30,                 March 31,
                                                                                      1999                        1999*
                                                                                    ----------                 ----------
                                                                                                 (Unaudited)
CURRENT ASSETS:
          Cash and cash equivalents                                                 $1,246,979                 $   20,318
          Certificates of deposit                                                    2,015,928                          -
          Accounts receivable, net                                                      40,168                     55,319
          Inventories                                                                  564,555                    527,979
          Prepaid expenses                                                              14,525                      4,582
                                                                                    ----------                 ----------

          TOTAL CURRENT ASSETS                                                       3,882,155                    608,198
                                                                                    ----------                 ----------

PROPERTY AND EQUIPMENT, net                                                            439,782                    463,536
                                                                                    ----------                 ----------

OTHER ASSETS:
          Patent fees                                                                  376,574                    358,816
          License and license options, net                                              89,842                    106,343
          Security deposit                                                               8,479                      8,479
                                                                                    ----------                 ----------


          TOTAL OTHER ASSETS                                                           474,895                    473,638
                                                                                    ----------                 ----------

TOTAL ASSETS                                                                        $4,796,832                 $1,545,372
                                                                                    ==========                 ==========
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                    $  1,538,279                 $  2,389,486
          Current portion of long-term debt                                              32,236                       29,926
          Officer's note                                                                 83,308                      161,423
                                                                                   ------------                 ------------

          TOTAL CURRENT LIABILITIES                                                   1,653,823                    2,580,835
                                                                                   ------------                 ------------

NON-CURRENT LIABILITIES:
 Long-term debt, net of current portion                                                  87,295                      103,273
 Deferred income                                                                      2,888,889                            -
                                                                                   ------------                 ------------

 TOTAL NON-CURRENT LIABILITIES                                                        2,976,184                      103,273
                                                                                   ------------                 ------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.00115 par value, 2,000,000 shares authorized,                          2                            -
      2,000 and 0 shares issued and outstanding, respectively
    Common stock, $.00115 par value, 23,000,000 shares authorized                         4,206                        4,059
      3,658,041 and 3,530,214 shares issued and outstanding,
          respectively
    Additional paid-in capital                                                       12,626,754                   10,631,756
    Accumulated deficit                                                             (12,283,176)                 (11,512,684)
                                                                                   ------------                 ------------
Total                                                                                   347,786                     (876,869)
    Less:  Deferred compensation                                                       (180,961)                    (261,867)
                                                                                   ------------                 ------------

    TOTAL STOCKHOLDERS' EQUITY                                                          166,825                   (1,138,736)
                                                                                   ------------                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  4,796,832                 $  1,545,372
                                                                                   ============                 ============

*Derived from audited financial statements

                           SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                    Six Months Ended                Three Months Ended
                                                       September 30,                   September 30,
                                         --------------------------------------  ------------------------
                                               1999                1998             1999         1998
                                         -----------------  -------------------  -----------  -----------

REVENUES                                       $   95,720          $   131,490   $   45,353   $   64,592

COST OF REVENUES                                  157,262              255,681       27,805      125,597
                                               ----------          -----------   ----------   ----------

GROSS INCOME(LOSS)                                (61,542)            (124,191)      17,548      (61,005)
                                               ----------          -----------   ----------   ----------

OPERATING EXPENSES:
  Research and development costs, net             359,869              676,708      155,251      225,704
  General and administrative expenses             461,720              839,694      215,234      478,942
                                               ----------          -----------   ----------   ----------

  TOTAL OPERATING EXPENSES                        821,589            1,516,402      370,485      704,646
                                               ----------          -----------   ----------   ----------

OPERATING LOSS                                   (883,131)          (1,640,593)    (352,937)    (765,651)
                                               ----------          -----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Interest income                                  25,324               15,403       25,228        4,273
  Interest expense                                (23,796)              (2,264)     (11,514)      (1,084)
  Consulting income                               111,111                    -      111,111            -
                                               ----------          -----------   ----------   ----------

  TOTAL OTHER INCOME (EXPENSE)                    112,639               13,139      124,825        3,189
                                               ----------          -----------   ----------   ----------

NET LOSS                                       $ (770,492)         $(1,627,454)  $ (228,112)  $ (762,462)
                                               ==========          ===========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            3,640,288            3,515,214    3,658,041    3,515,214
                                               ==========          ===========   ==========   ==========

BASIC AND DILUTED LOSS PER
SHARE                                               $(.21)               $(.46)       $(.06)       $(.21)
                                               ==========          ===========   ==========   ==========


                            SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                          1999          1998
                                                                                      ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                             $  (770,492)   $(1,627,454)
                                                                                      -----------    -----------
 Adjustments to reconcile net loss to net cash from operating activities:
  Depreciation and amortization                                                            64,465         37,360
  Amortization of sub-license income                                                     (111,111)             -
  Sub-license agreement                                                                 1,000,000              -
  Consulting agreement                                                                  2,000,000              -
  Non-cash compensation expense                                                            80,906        305,406
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                              15,151        (34,151)
   (Increase) decrease in inventories                                                     (36,576)       (50,228)
   (Increase) in other assets                                                              (9,943)       (52,913)
   Increase (Decrease) in accounts payable and accrued expenses                          (851,206)       109,036
   (Decrease) in customer deposits                                                              -         (5,960)
                                                                                      -----------    -----------

  Total adjustments                                                                     2,151,686        308,550
                                                                                      -----------    -----------

  NET CASH USED BY OPERATING ACTIVITIES                                                 1,381,194     (1,318,904)
                                                                                      -----------    -----------

CASH FLOWS USED BY INVESTING ACTIVITIES:
 Purchase of equipment                                                                    (22,877)             -
 Increase in patent fees                                                                  (19,091)       (72,676)
 Increase in certificates of deposit                                                   (2,015,928)             -
                                                                                      -----------    -----------

   NET CASH USED BY INVESTING ACTIVITIES                                               (2,057,896)       (72,676)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from officer's notes                                                            222,031              -
 Repayment of notes payable - others                                                      (13,668)        (5,060)
 Repayment of officer's notes                                                            (300,000)             -
 Proceeds from sale of Preferred stock                                                  1,995,000              -
                                                                                      -----------    -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                              1,903,363         (5,060)
                                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,226,661     (1,396,640)

CASH AND CASH EQUIVALENTS - beginning of period                                            20,318      1,680,643
                                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                                             $ 1,246,979    $   284,003
                                                                                      ===========    ===========

NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
 During the six months ended September 30, 1998, additional paid-in capital and deferred compensation increased by $735,850 from compensation stock options issued to non-employees. In addition, during the six months ended September 30,
  1998, property and equipment of $93,970 was purchased and capital lease obligations of $93,970 were assumed. During the six months ended September 30,
  1999, officer's notes decreased and common stock increased by $147 as a result of the exercise of stock options to purchase 127,827 common shares at $0.00115 per share

                            SPECTRUMEDIX CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of SpectruMedix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 1999, (b) the results of operations for the six months and three months ended September 30, 1999 and 1998 and (c) changes in cash flows for the six months ended September 30, 1999 and 1998. For more information, refer to the audited financial statements for the fiscal year ended March 31, 1999, which were included in the Company's Annual Report on Form 10-KSB.

     Financial results for the interim periods ended September 30, 1999 and 1998 may not be indicative of the financial results for the fiscal year ending March 31, 2000.

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

NOTE 6- AMENDED LICENSE AGREEMENT AND SUBLICENSE AGREEMENT, AND CONSULTING AGREEMENT

     Amended License Agreement and Sublicense

     Due to the Company's financial condition during fiscal year 1999, it was not able to make certain required payments under its licensing agreement with a major university and relating to the DNA Sequencer. On July 30, 1999, Iowa State University Research Foundation (the "University") and the Company entered into an amendment to the license agreement ("Amended License"), pursuant to which the Company agreed to pay $500,000 under the Amended License and the University agreed to waive any defaults for the failure to pay overdue amounts. The parties agreed to a revised schedule of minimum royalties. Additionally, the University consented to the grant of a sublicense ("Sublicense") to a company, and the Company agreed to pay the University a majority of the minimum royalties received under the Sublicense for the first three years, and all of the minimum royalties thereafter. However, in the event royalties under the Sublicense exceed certain milestone amounts they will be equally shared with the University. The Company also granted the University a phantom stock award equal to 150,000 shares of the Company's Common Stock, which will have the right to participate in the increase in value of the Company's Common Stock between July 30, 1999 and the date of any sale of the Company. However, in the event the Company consummates one or more transactions in which it receives net cash proceeds of $25,000,000 or more the Company will be obligated to pay to the University in the same calendar year and thereafter (i) 100 percent of Sublicense fees up to $1,000,000 and (ii) 50 percent of Sublicense fees greater than $1,000,000.

     In the event the Company fails to make required payments to the University under the Amended License, the Amended License may be canceled. The University may then require the Company to grant to the University a non-exclusive license to any patents, trade secrets and other technology owned or developed by the Company in connection with its business of manufacturing, distributing and/or selling DNA sequencing equipment. The University would be required to pay the Company 50 percent of all revenues received by the University in connection with any such license.

     Concurrently with entering into the Amended License with the University, the Company entered into a Sublicense agreement pursuant to which the Company granted a company (the "Sublicensee") an exclusive sublicense to use certain patents for the development of DNA sequencing machines using 30
     or fewer   capillaries using side entry illumination.  The Company also granted the Sublicensee a right of first refusal to sublicense such technology for use in DNA sequencing machines using more than 30 capillaries. On July 30, 1999, the Sublicensee paid the Company a non-refundable Sublicense issue fee of $1,000,000, and, commencing with the twelve-month period beginning August 1, 2001, the Sublicensee agreed to pay to the Company certain minimum annual royalties. Such minimum royalties
     are non-refundable, but are credited   against the earned royalties payable
     pursuant to the Sublicense agreement. The non-refundable fee has been credited to deferred income in the accompanying financial statements.

     Consulting Agreement

     On July 30, 1999, the Company and the Sublicensee entered into a three-year consulting agreement pursuant to which the Company will provide consulting services to the Sublicensee. In connection with such agreement, the Company received a lump sum fee of $2,000,000, which was credited to deferred income. Such consulting fees are being credited to income over the three-year term of the agreement.

NOTE 7-SERIES A PREFERRED STOCK

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

The Company has not been profitable since inception and had an accumulated deficit of $12,283,176 at September 30, 1999. Successful future operations depend upon the Company's ability to develop and commercialize its products.

The Company has financed its operations primarily through the private sale and issuance of equity securities and proceeds from an initial public offering (the "Public Offering") of equity securities during September 1997. All such funds have been utilized by the Company and from January 1999 through July 1999, the Company has relied on cash infusions from its Chief Executive Officer. On July 30, 1999, the Company restructured its license agreement with Iowa State University Research Foundation, an affiliate of Ames Laboratories ("ISURF"), for technology used to develop the DNA Sequencer, and entered into a sublicense agreement relating to certain of such technology with PE Biosystems ("PE Bio"). In connection with the sublicense agreement, PE Bio made an investment in the Company and retained the Company as a consultant.

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

Results of Operations - Six Months Ended September 30, 1999 and 1998

The Company had total revenues of $95,720 and $131,490 for the six months ended September 30, 1999 and 1998, respectively. Revenues for both periods reflect sales of products from product lines other than the DNA Sequencer. The decrease in revenues of $35,770, or approximately 27%, was due primarily to the increased focus of the Company on the commercialization of the DNA Sequencer and to the lack of a full time sales and marketing staff. Cost of revenues were $157,262 and $255,681 during the six months ended September 30, 1999 and 1998, respectively, a decrease of $98,419, or approximately 38%. The reason for the decrease in the cost of revenues is due to decreased revenues.

Of the total revenues discussed above, revenues derived from the sale of the Company's services totaled $14,689 and $23,911 for the six months ended September 30, 1999 and 1998, respectively. The decrease in service revenue of $9,222, or approximately 39%, was due primarily to the increased focus of the Company on the commercialization of the DNA Sequencer and to the lack of a full time sales and marketing staff.

Research and development expenses decreased $316,839 in 1999 to $359,869 from $676,708 in 1998, due primarily to grants of $215,391 during 1999 (compared to $143,696 during the six months ended September 30, 1998) which decreased the costs borne by the Company, and a lack of available working capital to finance the company's research and development activities.

General and administrative expenses were $461,720 and $839,694 during the six months ended September 30, 1999 and 1998, respectively, a decrease of $377,974, or approximately 45%. Approximately 56% and 70% of general and administrative expenses for the six months ended September 30, 1999 and 1998, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. The decrease was due primarily to a lack of funds to pay for consultants and retain administrative personnel. The Company's inability to incur such expenses has materially impacted the Company. In particular, the Company has not been able to hire a sales force and implement marketing programs.

Interest expense of $23,796 and $2,264 for the six months ended September 30, 1999 and 1998, respectively, resulted from borrowings. Interest expense increased primarily as a result of increased borrowings. The obligations which caused such interest expense in 1999 were substantially repaid during the quarter ended September 30, 1999.

Three Months Ended September 30, 1999 and 1998

The Company had total revenues of $45,353 and $64,592 for the three months ended September 30, 1999 and 1998, respectively, a decrease of $19,239, or approximately 30%. Revenues for both periods reflect sales of products from product lines other than the DNA sequencer. To date, the Company has received limited revenues from the sale of products, and it does not expect to receive significant product revenue for several years, if at all. The decrease in total revenues was due primarily to the increased focus of the Company on the commercialization of the DNA Sequencer and to the lack of a full time sales and marketing staff. Cost of revenues were $27,805 and $125,597 during the three months ended September 30, 1999 and 1998, respectively, a decrease of $97,792, or approximately 78%. The reason for the decrease in the cost of revenues is due to decreased revenues.

Of the total revenues, revenues derived from the sale of the Company's services totaled $440 and $6,525 for the three months ended September 30, 1999 and 1998, respectively, a decrease of $6,085, or approximately 93%. The decrease in services revenues was due primarily to the increased focus of the Company on the commercialization of the DNA Sequencer and to the lack of a full time sales and marketing staff.

Research and development expenses decreased 31% to $155,251 for the three months ended September 30, 1999 from $225,704 for the three months ended September 30, 1998. The decrease was due primarily to a lack of available working capital to finance the Company's research and development activities. Grants of $92,782 and $143,696 during the 3 months ended September 30, 1999 and 1998 respectively decreased the costs borne by the Company. The Company anticipates that research and development expenses will increase for fiscal year 2000 as a result of expenses relating to its license agreement with ISURF and its license and research and development agreements with the University of Pennsylvania, and the ability to fund such activities from the proceeds of the sale of preferred stock.

General and administrative expenses decreased 55% to $215,234 for the three months ended September 30, 1999 from $478,942 for the three months ended September 30, 1998. This decrease was due primarily to a lack of funds to pay for consultants and retain administrative personnel. The Company's inability to incur such expenses has materially impacted the Company. In particular, the Company has not been able to hire a sales force and implement marketing programs.

Interest expense of $11,514 and $1,084 for the three months ended September 30, 1999 and 1998, respectively, resulted from borrowings. Interest expense during the three months ended September 30, 1999 increased over the three months ended September 30, 1998 primarily as a result of officer loans.

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

The aggregate $5,000,000 in gross proceeds received July 30, 1999 from the sublicense and sale of preferred stock with PE Bio, and other agreements, will provide the Company with additional liquidity, allow it to pay amounts owing under its license agreement with ISURF, complete the initial commercialization of the DNA Sequencer and, the Company believes, meet all of its existing obligations over the next twelve months. There can be no assurance, however, that such funds will be sufficient. In order to further develop and expand the business in accordance with its plans, the Company anticipates that over the next twelve months it will need significant additional capital to greatly expand its manufacturing capabilities, launch a substantial sales and marketing program, pay various required license and milestone fees, establish third-party collaborations and pursue additional research and development. The Company's capital requirements depend on many factors, including the status of the development of its products, obtaining manufacturing capabilities to produce its products in volume, prosecuting and enforcing its intellectual property rights, competing technological and market developments, and the ability of the Company to develop new collaborative and licensing arrangements.

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

                                  RISK FACTORS

The Company has incurred losses since its inception, requires significant amounts of additional capital and may not be able to continue as a going concern. The Company has incurred operating losses since its inception in 1992. At September 30, 1999, the Company had an accumulated deficit of $12,283,176. The Company's current revenues from operations are limited and are not sufficient to fund its operating expenses. The Company needs to successfully develop and commercialize the DNA Sequencer to reach profitability. No assurance can be given that the Company will be able to accomplish such objective. The Company will be required to conduct significant research, development, testing and regulatory compliance activities which, together with projected general and administrative expenses, are expected to result in operating losses for at least the next several years. The Company may not achieve significant revenues or profitable operations. To date the Company's operations have been characterized by chronic underfunding and limited ability to maintain inventories of key components, parts and supplies. The Company has used the proceeds of its initial public offering (the "Public Offering") and from January 1999 through July 1999, the Company has been dependent upon cash advances from its Chief Executive Officer to fund its operations. While the Company's most immediate liquidity concerns may have been alleviated by the agreements with ISURF and PE Bio, the Company will require significant additional capital to achieve its business plans. As a result of its liquidity problems, the Company must rely on "just-in-time" manufacturing and the inherent dependence upon sources of components, parts and supplies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

A significant number of shares of Common Stock are subject to outstanding options and warrants. At September 30, 1999, there were outstanding warrants to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $1.00 per share, stock options to purchase an aggregate of 35,000 shares of Common Stock at an exercise price of $5.00 per share, stock options and warrants to purchase an aggregate of 173,915 shares of Common Stock at an exercise price of $2.88 per share, stock options to purchase an aggregate of 265,508 shares of Common Stock at an exercise price of $0.0938 per share, warrants to purchase an aggregate of 1,200,600 at $7.50 per share, stock options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $6.00 per share, stock options to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $10.00 per share, warrants to purchase 322,000 Units (as defined below) at an exercise price of $5.75 per Unit and warrants to purchase 104,400 Units at an exercise price of $9.49 per Unit. Of the foregoing, warrants and options to purchase 534,578 shares of Common Stock were subject to a 24-month lock-up restriction, which expired on September 16, 1999. In addition, on July 30, 1999, the Company issued 2,000 shares of its Series A Preferred Stock which are convertible into 800,000 shares of common stock. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

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

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits.
              --------
              The following documents are referenced or included in this report:

              Exhibit No.
              -----------
              27                 Financial Data Schedule.

         (b)  Reports on Form 8-K.
              -------------------

          No Current Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  SPECTRUMEDIX CORPORATION



DATED:  November 22, 1999     By:   /s/ Joseph K. Adlerstein
                                   -------------------------

                                  Joseph K. Adlerstein
                                  President, Chief Executive Officer and
                                  Chairman of the Board (Principal Executive and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit No.    Description
-----------    -----------

   27          Financial Data Schedule.