Form 10QSB
period 1999-12-31
SPECTRUMEDIX CORP
filed 2000-02-22
CIK 1035451

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1999
                                --------------------------

                                        OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  --------------------

Commission file number      000-22501
                       -------------------




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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,198,041 shares of Common Stock, par value $.00115 per share, outstanding as of February 15, 2000.

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                        QUARTER ENDED DECEMBER 31, 1999


                                     CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                                                                Page
Item 1  Financial Statements

  Condensed Balance Sheets - December 31, 1999 and March 31, 1999........................................        1
  Condensed Statements of Operations - Nine and Three Months Ended December 31, 1999 and December 31,
   1998..................................................................................................        2
  Condensed Statements of Cash Flows - Nine Months Ended December 31, 1999 and December 31, 1998.........        3
  Notes to Financial Statements..........................................................................      4-7

Item 2  Management's Discussion and Analysis of Results of Operations and Financial Condition............        8

PART II.    OTHER INFORMATION
        Item 1.  Legal Proceedings.......................................................................       11
        Item 2.  Changes in Securities and Use of Proceeds...............................................       11
        Item 3.  Defaults Upon Senior Securities.........................................................       11
        Item 4.  Submission of Matters to a Vote of Security Holders.....................................       11
        Item 5.  Other Information.......................................................................       11
        Item 6.  Exhibits and Reports on Form 8-K........................................................    11-12
                 (a)  Exhibits...........................................................................       11

                 (b) Reports on Form 8-K.................................................................       12

                            SPECTRUMEDIX CORPORATION
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                      DECEMBER 31, 1999 AND MARCH 31, 1999
                                     ASSETS

                                                                                   December 31,                 March 31,
                                                                                       1999                       1999*
                                                                                    ----------                 ----------
                                                                                                (Unaudited)
CURRENT ASSETS:
          Cash and cash equivalents                                                 $  681,312                 $   20,318
          Certificates of deposit                                                    2,041,638                          -
          Accounts receivable, net                                                      28,807                     55,319
          Inventories                                                                  582,381                    527,979
          Prepaid expenses                                                              17,695                      4,582
                                                                                    ----------                 ----------

          TOTAL CURRENT ASSETS                                                       3,351,833                    608,198
                                                                                    ----------                 ----------

PROPERTY AND EQUIPMENT, net                                                            464,340                    463,536
                                                                                    ----------                 ----------

OTHER ASSETS:
          Patent fees                                                                  419,398                    358,816
          License and license options, net                                              28,776                    106,343
          Security deposit                                                               8,479                      8,479
                                                                                    ----------                 ----------


          TOTAL OTHER ASSETS                                                           456,653                    473,638
                                                                                    ----------                 ----------

TOTAL ASSETS                                                                        $4,272,826                 $1,545,372
                                                                                    ==========                 ==========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                    $  1,450,722                 $  2,389,486
          Current portion of long-term debt                                              31,916                       29,926
          Officer's note                                                                 83,307                      161,423
                                                                                   ------------                 ------------

          TOTAL CURRENT LIABILITIES                                                   1,565,945                    2,580,835
                                                                                   ------------                 ------------

NON-CURRENT LIABILITIES:
          Long-term debt, net of current portion                                         79,766                      103,273
          Deferred income                                                             2,722,222                            -
                                                                                   ------------                 ------------

          TOTAL NON-CURRENT LIABILITIES                                               2,801,988                      103,273
                                                                                   ------------                 ------------

STOCKHOLDERS' EQUITY (DEFICIT):
          Preferred stock, $.00115 par value, 2,000,000 shares                                2                            -
            authorized, 2,000 and 0 shares issued and outstanding, respectively
          Common stock, $.00115 par value, 23,000,000 shares authorized                   4,206                        4,059
            3,658,041 and 3,530,214 shares issued and outstanding, respectively
          Additional paid-in capital                                                 12,626,754                   10,631,756
          Accumulated deficit                                                       (12,570,286)                 (11,512,684)
                                                                                   ------------                 ------------
Total                                                                                    60,676                     (876,869)
          Less:  Deferred compensation                                                 (155,783)                    (261,867)
                                                                                   ------------                 ------------

          TOTAL STOCKHOLDERS' (DEFICIT)                                                 (95,107)                  (1,138,736)
                                                                                   ------------                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $  4,272,826                 $  1,545,372
                                                                                   ============                 ============

*Derived from audited financial statements

                           SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             NINE AND THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                   Nine Months Ended                 Three Months Ended
                                                      December 31,                      December 31,
                                         ---------------------------------------  ------------------------
                                                1999                1998             1999         1998
                                         ------------------  -------------------  -----------  -----------

REVENUES                                       $   107,523          $   163,482   $   11,803   $   31,992

COST OF REVENUES                                   284,734              346,879      127,472       91,198
                                               -----------          -----------   ----------   ----------

GROSS INCOME (LOSS)                               (177,211)            (183,397)    (115,669)     (59,206)
                                               -----------          -----------   ----------   ----------

OPERATING EXPENSES:
  Research and development costs, net              486,590              875,943      126,721      199,235
  General and administrative expenses              701,581            1,153,946      239,861      314,254
                                               -----------          -----------   ----------   ----------

  TOTAL OPERATING EXPENSES                       1,188,171            2,029,889      366,582      513,489
                                               -----------          -----------   ----------   ----------

OPERATING LOSS                                  (1,365,382)          (2,213,286)    (482,251)    (572,695)
                                               -----------          -----------   ----------   ----------

OTHER INCOME (EXPENSE):
  Interest income                                   57,875               15,965       32,551          562
  Interest expense                                 (27,873)              (4,558)      (4,077)      (2,294)
  Consulting income                                277,778                    -      166,667            -
                                               -----------          -----------   ----------   ----------

  TOTAL OTHER INCOME (EXPENSE)                     307,780               11,407      195,141       (1,732)
                                               -----------          -----------   ----------   ----------

NET LOSS                                       $(1,057,602)         $(2,201,879)  $ (287,110)  $ (574,427)
                                               ===========          ===========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                             3,646,166            3,515,214    3,658,041    3,515,214
                                               ===========          ===========   ==========   ==========

BASIC AND DILUTED LOSS PER
SHARE                                                $(.29)               $(.62)       $(.08)       $(.16)
                                               ===========          ===========   ==========   ==========


                            SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998



                                                                                          1999           1998
                                                                                      -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                              $(1,057,602)   $(2,201,879)
                                                                                       -----------    -----------
 Adjustments to reconcile net loss to net cash from operating activities:
  Depreciation and amortization                                                             97,392         54,083
  Amortization of sub-license income                                                      (277,778)             -
  Sub-license agreement                                                                  1,000,000              -
  Consulting agreement                                                                   2,000,000              -
  Non-cash compensation expense                                                            106,084        457,324
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                               26,512        (44,299)
   (Increase) in inventories                                                               (54,402)       (80,485)
   (Increase) in other assets                                                              (13,113)       (91,654)
   Increase (decrease) in accounts payable and accrued expenses                           (938,764)       406,313
   (Decrease) in customer deposits                                                               -         (5,960)
                                                                                       -----------    -----------

  Total adjustments                                                                      1,945,931        695,322
                                                                                       -----------    -----------

  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                         888,329     (1,506,557)
                                                                                       -----------    -----------

CASH FLOWS USED BY INVESTING ACTIVITIES:
 Purchase of equipment                                                                     (71,471)      (143,588)
 Increase in patent fees                                                                   (62,555)             -
 Increase in certificates of deposit                                                    (2,041,638)             -
 Reimbursement of license costs                                                             52,815              -
                                                                                       -----------    -----------

   NET CASH USED BY INVESTING ACTIVITIES                                                (2,122,849)      (143,588)
                                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from officer's notes                                                             222,031         25,000
 Repayment of notes payable - others                                                       (21,517)       (12,460)
 Repayment of officer's notes                                                             (300,000)             -
 Proceeds from sale of Preferred stock                                                   1,995,000              -
                                                                                       -----------    -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,895,514         12,540
                                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       660,994     (1,637,605)

CASH AND CASH EQUIVALENTS - beginning of period                                             20,318      1,680,643
                                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                                              $   681,312    $    43,038
                                                                                       ===========    ===========

NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
 During the nine months ended December 31, 1998, additional paid-in capital and deferred compensation increased by $735,850 from compensation stock options issued to non-employees. In addition, during the nine months ended December 31,
  1998, property and equipment of $100,720 was purchased and capital lease obligations of $100,720 were assumed. During the nine months ended December 31,
  1999, officer's notes decreased and common stock increased by $147 as a result of the exercise of stock options to purchase 127,827 common shares at $0.00115 per share

                            SPECTRUMEDIX CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of SpectruMedix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of December 31, 1999, (b) the results of operations for the nine months and three months ended December 31, 1999 and 1998 and (c) changes in cash flows for the nine months ended December 31, 1999 and 1998. For more information, refer to the audited financial statements for the fiscal year ended March 31, 1999, which were included in the Company's Annual Report on Form 10-KSB.

     Financial results for the interim periods ended December 31, 1999 and 1998 may not be indicative of the financial results for the fiscal year ending March 31, 2000.

NOTE 2 - GENERAL

     The Company devotes substantially all of its resources to the development of its high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer"), an instrument for the acquisition, analysis and management of complex genetic information. The DNA Sequencer was developed in part from research efforts conducted at the United States Department of Energy and Ames Laboratories' Institute for Physical Research and Technology/Iowa State University. The Company believes DNA sequencing has significant implications for medical, genetic and forensic science applications.

     At March 31, 1999, the Company has available carryforward losses applicable to the reduction of future Federal income taxes aggregating approximately $11,638,000, which expire on various dates through 2014.

NOTE 3 - ECONOMIC DEPENDENCY

     To date, all of the Company's revenues have been derived from sales of the Company's original product lines, which included mass spectrometers, luminoscopes, electronic components and software. As noted above, currently, the Company is devoting substantially all of its resources to the development, commercialization and marketing of the DNA Sequencer.

     The Company achieved limited sales of its other product lines and such sales were materially dependent on a limited number of customers. The nature of the Company's business was such that during any individual accounting period it sold its products to a limited number of significant customers. The Company has not sold any DNA Sequencer units, but sales of the DNA Sequencer may also be characterized by sales to a limited number of customers during any individual accounting period.

     The Company's DNA Sequencer requires high quality raw materials and components that the Company purchases from third party suppliers. Certain raw materials or components may, however, from time to time, be difficult to obtain, which difficulties may result in production delays or require the Company to find alternate means of production. In particular, both the lasers and capillaries used in the DNA Sequencer are each purchased from one manufacturer who only produces a limited number of units. Such manufacturers may not be able to supply all of the Company's needs. Thus, the Company's ability to manufacture its products will depend on its ability to establish and maintain commercial relationships with at least certain of such suppliers. The Company does not currently maintain supply agreements with any of its suppliers.

NOTE 4 - LEGAL PROCEEDINGS

     Rubin Matter

     On April 21, 1997, a complaint was filed in the Supreme Court of the State of New York alleging breach of contract. Specifically, the plaintiff alleges that the Company defaulted under a promissory note issued to plaintiff on May 16, 1996 in the amount of $175,000 (the "Rubin Note") and that the Company is liable and indebted to plaintiff in the principal amount of $175,000, together with interest and expenses. The Company, on May 2, 1997, paid the principal and interest due under the Rubin Note.

     The main remaining issue asserted by the plaintiff is whether, pursuant to an alleged related agreement, the plaintiff is entitled to 152,174 shares (adjusted to reflect stock splits) of common stock of the Company or, alternatively, $875,000. Plaintiff alleges that the Company undertook to enter into a securities purchase agreement pursuant to which he should have received the aforementioned shares of common stock. The Company contends that such securities purchase agreement was never discussed and, accordingly, no agreement was reached with respect to the terms thereof. Such securities purchase agreement was not signed by either of the parties to the Rubin Note. The Company believes that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of litigation and because the lawsuit is in the initial stages, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect.

NOTE 5 - STOCK OPTIONS

     In May 1999, the Company granted options to purchase 38,000 shares of its common stock to employees under the Company's Stock Incentive Plan (the "Plan") at an exercise price of $0.0938 per share, the estimated fair value of the common stock on the date of grant. The options vest in four tranches, with the first tranche vesting in May 2000. The stock options are exercisable for a period of ten years from the date of grant.

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

     In December 1999, the Company granted options to purchase 200,956 shares of its common stock to employees under the Plan at an exercise price of $0.0938 per share, the estimated fair value of the common stock on the date of grant. The options vest in four tranches, with the first tranche vesting in December 2000. The stock options are exercisable for a period of ten years from the date of grant.

NOTE 6 - AMENDED LICENSE AGREEMENT AND SUBLICENSE AGREEMENT, AND CONSULTING AGREEMENT

     Amended License Agreement and Sublicense

     Due to the Company's financial condition during fiscal year 1999, it was not able to make certain required payments under its license agreement with a major university relating to the DNA Sequencer. On July 30, 1999, Iowa State University Research Foundation (the "University") and the Company entered into an amendment to the license agreement ("Amended License"), pursuant to which the Company agreed to pay $500,000 under the Amended License and the University agreed to waive any defaults for the failure to pay overdue amounts. The parties agreed to a revised schedule of minimum royalties. Additionally, the University consented to the grant of a sublicense to a company, and the Company agreed to pay the

     University a majority of the minimum royalties received under the sublicense for the first three years, and all of the minimum royalties thereafter. However, in the event royalties under the Sublicense exceed certain milestone amounts, such royalties will be shared equally with the University. The Company also granted the University a phantom stock award equal to 150,000 shares of the Company's Common Stock, which will have the right to participate in the increase in value of the Company's Common Stock between July 30, 1999 and the date of any sale of the Company. However, if the Company consummates one or more transactions in which it receives net cash proceeds of $25,000,000 or more, the Company will be obligated to pay to the University in the same calendar year and each year thereafter (i) 100 percent of Sublicense fees up to $1,000,000 and (ii) 50 percent of Sublicense fees greater than $1,000,000.

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

     Concurrently with entering into the Amended License with the University, the Company entered into a sublicense agreement pursuant to which the Company granted a company (the "Sublicensee") an exclusive sublicense to use certain patents for the development of DNA sequencing machines using 30
     or fewer   capillaries and using side entry illumination.  The Company also granted the Sublicensee a right of first refusal to sublicense such technology for use in DNA sequencing machines using more than 30 capillaries. On July 30, 1999, the Sublicensee paid the Company a non-refundable Sublicense issue fee of $1,000,000, and, commencing with the twelve-month period beginning August 1, 2001, the Sublicensee agreed to pay to the Company certain minimum annual royalties. Such minimum royalties are non-refundable, but are credited against the earned royalties payable pursuant to the sublicense agreement. The non-refundable fee has been credited to deferred income in the accompanying financial statements.

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

NOTE 7 - SERIES A PREFERRED STOCK

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

NOTE 8 - SUBSEQUENT EVENTS

     As of January 1, 2000, Stephen J. Wertheimer, a managing director of Credit Research & Trading LLC, was appointed to the Board of Directors of the Company. Mr. Wertheimer was granted 100,000 shares of Common Stock, having a fair market value of $0.125 per share, in connection with such appointment and in recognition of the consulting services he provided to the Company on an uncompensated basis since August 1999.

     On January 13, 2000, the Company amended and restated the promissory note it issued to Dr. Joseph K. Adlerstein in respect of amounts advanced to the Company since December 1998. Dr. Adlerstein advanced funds to the Company to pay payroll and for other working capital purposes at a time when the Company did not have sufficient funds to meet its expenses and could not obtain capital from any other sources. The amended note extended the term of the loans to December 31, 2000 and provided that each $1,000 of principal amount and accrued but unpaid interest outstanding under the amended note may be converted into one share of the Company's Series B Preferred Stock. On January 13, 2000, Dr. Adlerstein converted $103,125 outstanding under the note into 103.125 shares of the Company's Series B Preferred Stock.

     The Series B Preferred Stock have a liquidation preference of $1,000 per share and rank junior to the Series A Preferred Stock in the event of a dissolution of the Company. Each share of Series B Preferred Stock is convertible into 8,000 shares of Common Stock, subject to adjustment for stock splits, reclassifications and recombinations. Except as otherwise required by law, the Series B Preferred Stock votes together with the Common Stock and each share of Series B Preferred Stock is entitled to 80,000 votes per share, subject to adjustment for stock splits, reclassifications and recombinations.

     In recognition of his efforts on behalf of the Company during 1999, on January 13, 2000, the Board of Directors of the Company granted Dr. Adlerstein 100,000 shares of Common Stock, having a fair market value of $0.125 per share. Also, on January 13, 2000, Dr. Adlerstein was granted an option to purchase 100,000 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on January 13, 2000. The options vest in three equal installments if certain performance goals are met during calendar year 2000.

     On January 3, 2000, the Company also sold 340,000 shares of its common stock for $0.125 per share, the closing market price of the Company's common stock on such date, to certain of its consultants and advisors, including 40,000 shares to a consultant who has been acting in the capacity of the Company's chief financial officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with SpectruMedix Corporation's (the "Company") Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.
Except for the historical information contained herein, the discussion in this Quarterly Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. Factors that could cause or contribute to such differences include, the ability of the Company to market the DNA Sequencer, the availability of the necessary capital to fund the Company's plans, and the availability of specialized components necessary to manufacture the DNA Sequencer, as well as those factors discussed under the heading "Risk Factors" and elsewhere herein.

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

During the period from April 1992 (inception) through June 1992, the Company was engaged in organizational activities, including negotiating agreements with the Bankruptcy Court in Harrisburg, Pennsylvania to lease, on a temporary basis, the assets and facilities of Nuclide Corporation ("Nuclide") and Measurement and Analytic Systems, Inc. ("MAAS"). In December 1992, pursuant to a court order, the Company acquired the assets of Nuclide and MAAS. In April 1993, the Company acquired all the assets of Lab Data, including an inventory of computer hardware and a complete line of data acquisition and instrument control software. From June 1992 until mid-1998, the Company devoted substantially all of its resources to upgrade and improve the Company's line of instrumentation (mass spectrometers, Luminoscopes, etc.), electronic components and software. The Company sold a line of magnetic sector mass spectrometers, new and improved luminoscope add-ons, and high-performance software for a variety of applications in the petrochemical, environmental and geochemical areas, among others. The Company was not able to achieve meaningful sales of these products.

Accordingly, the Company has shifted its focus to the commercialization of the DNA Sequencer, and, as discussed above, currently devotes substantially all of its resources to the commercialization and marketing of the DNA Sequencer. To date, the Company has not sold any DNA Sequencer units.

The Company has not been profitable since inception and had an accumulated deficit of $12,570,286 at December 31, 1999. Successful future operations depend upon the Company's ability to develop and commercialize its products.

The Company has financed its operations primarily through the private sale and issuance of equity securities and proceeds from an initial public offering (the "Public Offering") of equity securities during September 1997. All such funds have been utilized by the Company and, from December 1998 through July 1999, the Company has relied on cash infusions from its Chief Executive Officer. On July 30, 1999, the Company restructured its license agreement with Iowa State University Research Foundation, an affiliate of Ames Laboratories ("ISURF"), for technology used to develop the DNA Sequencer, and entered into a sublicense agreement relating to certain of such technology with PE Biosystems ("PE Bio"). In connection with the sublicense agreement, PE Bio made an investment in the Company and retained the Company as a consultant.

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

Results of Operations - Nine Months Ended December 31, 1999 and 1998

The Company had total revenues of $107,523 and $163,482 for the nine months ended December 31, 1999 and 1998, respectively. Revenues for both periods reflect sales of products from product lines other than the DNA Sequencer. The decrease in revenues of $55,959, or approximately 34%, was due primarily to the increased focus of the Company on the commercialization of the DNA Sequencer and to the lack of a full time sales and marketing staff. Cost of revenues were $284,734 and $346,879 during the nine months ended December 31, 1999 and 1998, respectively, a decrease of $62,145, or approximately 18%. The reason for the decrease in the cost of revenues is due to decreased revenues.

Of the total revenues discussed above, revenues derived from the sale of the Company's services totaled $19,889 and $27,249 for the nine months ended December 31, 1999 and 1998, respectively. The decrease in service revenue of $7,360, or approximately 27%, was due primarily to the increased focus of the Company on the commercialization of the DNA Sequencer and to the lack of a full time sales and marketing staff.

Research and development expenses decreased $389,353 in 1999 to $486,590 from $875,943 in 1998, due primarily to grants of $328,346 during 1999 (compared to $395,319 during the nine months ended December 31, 1998) which decreased the costs borne by the Company. In addition, during the nine months ended December 31, 1998 the Company incurred additional research and development expenses in connection with a project that was substantially completed in early 1999.

General and administrative expenses were $701,581 and $1,153,946 during the nine months ended December 31, 1999 and 1998, respectively, a decrease of $452,365, or approximately 39%. Approximately 55% and 75% of the total general and administrative expenses for the nine months ended December 31, 1999 and 1998, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. Prior to July 30, 1999, the Company did not have the financial ability to hire and retain necessary personnel, consultants and advisors. As a result, the Company has reported a lower general and administrative expense than would otherwise have been incurred. Currently, the Company has sufficient funds to retain such staff and intends to do so in the near future. Accordingly, the Company expects to report higher general and administrative expenses in the future. There can be no assurance, however, that the Company will be able to attract and retain the necessary personnel, consultants and advisors. The Company's reduced staffing levels have adversely impacted the Company. In particular, the Company does not have a sufficient marketing staff.

Interest expense was $27,873 and $4,558 for the nine months ended December 31, 1999 and 1998, respectively, an increase of 512%. Interest expense increased primarily as a result of increased borrowings to fund operations, which borrowings were substantially repaid during the quarter ended September 30, 1999.

Three Months Ended December 31, 1999 and 1998

The Company had total revenues of $11,803 and $31,992 for the three months ended December 31, 1999 and 1998, respectively, a decrease of $20,189, or approximately 63%. Revenues for both periods reflect sales of products from product lines other than the DNA Sequencer. The decrease in total revenues was due primarily to the increased focus of the Company on the commercialization of the DNA Sequencer and to the lack of a full time sales and marketing staff. Cost of revenues were $127,472 and $91,198 during the three months ended December 31, 1999 and 1998, respectively, an increase of $36,274, or approximately 40%.

Of the total revenues, revenues derived from the sale of the Company's services totaled $5,700 and $3,338 for the three months ended December 31, 1999 and 1998, respectively, an increase of $1,862, or approximately 56%. The increase in service revenues was due primarily to a one-time service project.

Research and development expenses decreased 36% to $126,721 for the three months ended December 31, 1999 from $199,235 for the three months ended December 31, 1998. Grants of $112,955 and $251,623 during the three months ended December 31, 1999 and 1998 respectively decreased the costs borne by the Company. In addition, during the three months ended December 31, 1998 the Company incurred additional research and development expenses in connection with a project that was substantially completed in early 1999. The Company anticipates that research and development expenses will increase for fiscal year 2000 as a result of expenses relating to its license agreement with ISURF and its license and research and development agreements with the University of Pennsylvania. The Company expects to fund certain of such activities from the proceeds of the sale of preferred stock.

General and administrative expenses decreased 24% to $239,861 for the three months ended December 31, 1999 from $314,254 for the three months ended December 31, 1998. Prior to July 30, 1999, the Company did not have the financial ability to hire and retain necessary personnel, consultants and advisors. As a result, the Company has reported a lower general and administrative expense than would otherwise have been incurred. Currently, the Company has sufficient funds to retain such staff and intends to do so in the near future. Accordingly, the Company expects to report higher general and administrative expenses in the future. There can be no assurance, however, that the Company will be able to attract and retain the necessary personnel and advisors. The Company's reduced staffing levels have adversely impacted the Company. In particular, the Company does not have a sufficient marketing staff.

Interest expense of $4,077 and $2,294 for the three months ended December 31, 1999 and 1998, respectively, resulted from borrowings. Interest expense during the three months ended December 31, 1999 increased over the three months ended December 31, 1998 primarily as a result of loans from the Company's Chief Executive Officer made prior to July 30, 1999.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through the sale of equity securities and loans, most of which loans were repaid with the proceeds from the Company's initial public offering. All of such funds were expended on the development and commercialization of the Company's products, primarily its mass spectrometers and luminoscopes. From December 1998 through July 30, 1999, the Company has been dependent primarily on funds advanced by its Chief Executive Officer to meet payroll and expenses, and the Company has failed to make payments under its license agreements. As a result of its financial condition, the Company was not able to exercise or renew its option with the University of California, Berkeley relating to diagnostic kinetics technology.

On July 30, 1999, the Company restructured its license agreement with ISURF for technology used to develop the Company's DNA Sequencer and entered into a sublicense agreement relating to certain of such technology with PE Bio. In connection with the sublicense agreement, PE Bio made an investment in the Company. PE Bio also retained the Company as a consultant.

The aggregate $5,000,000 in gross proceeds received July 30, 1999 from the sublicense and sale of preferred stock to PE Bio, and other agreements, will provide the Company with additional liquidity, allow it to pay amounts owing under its license agreement with ISURF, complete the initial commercialization of the DNA Sequencer and, the Company believes, meet all of its existing obligations over the next twelve months. There can be no assurance, however, that such funds will be sufficient. In order to further develop and expand the business in accordance with its plans, the Company anticipates that over the next twelve months it will need significant additional capital to greatly expand its manufacturing capabilities, launch a substantial sales and marketing program, pay various required license and milestone fees, establish third-party collaborations and pursue additional research and development. The Company's capital requirements depend on many factors, including the status of the development of its products, obtaining manufacturing capabilities to produce its products in volume, prosecuting and enforcing its intellectual property rights, competing technological and market developments, and the ability of the Company to develop new collaborative and licensing arrangements.

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

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------
         (a)  Change in Securities.  None.
              --------------------
         (b)  Use of Proceeds.  None
              ---------------
Item 3.  Defaults Upon Senior Securities.  None.
         -------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders.  None.
         ---------------------------------------------------
Item 5.  Other Information.  None.
         -----------------
Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         (a)  Exhibits.
              --------
              The following documents are referenced or included in this report:

              Exhibit No.
              -----------
              3.1 Certificate of Designation of Rights and Preferences of Series B Preferred Stock of SpectruMedix Corporation, filed with the Secretary of State of the State of Delaware on February 22, 2000

              10.1 Amended and Restated Promissory Note, dated as of December
                   31, 1998, made by SpectruMedix Corporation in favor of Dr. Joseph K. Adlerstein

              10.2 Option Agreement, dated January 13, 2000, between
                   SpectruMedix Corporation and Dr. Joseph K. Adlerstein

              27   Financial Data Schedule.

         (b)  Reports on Form 8-K.
              -------------------
              On December 15, 1999 the Company filed Form 8-K stating the resignation of its auditors PricewaterhouseCoopers with the Commission.

                                   SIGNATURES
                                   ----------



     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  SPECTRUMEDIX CORPORATION



DATED:  February 22, 2000     By:   /s/ Joseph K. Adlerstein
                                   -------------------------------------------

                                  Joseph K. Adlerstein
                                  President, Chief Executive Officer and
                                  Chairman of the Board (Principal Executive and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit No.      Description
-----------      -----------
3.1              Certificate of Designation of Rights and Preferences of Series
                 B Preferred Stock of SpectruMedix Corporation, filed with the
                 Secretary of State of the State of Delaware on February 22,
                 2000

10.1 Amended and Restated Promissory Note, dated as of December 31, 1998, made by SpectruMedix Corporation in favor of Dr. Joseph
                 K. Adlerstein

10.2 Option Agreement, dated January 13, 2000, between SpectruMedix Corporation and Dr. Joseph K. Adlerstein

27               Financial Data Schedule.