Form 10KSB
period 2000-03-31
SPECTRUMEDIX CORP
filed 2000-07-14
CIK 1035451

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.

       For the fiscal year ended March 31, 2000


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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


     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                      ---
No ___

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenue for its most recent fiscal year. $1,193,405

     The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the Common Stock on the OTC Bulletin Board on July 10, 2000 was $4,528,987.*

     The number of shares of the Registrant's Common Stock outstanding was 4,242,289 as of June 15, 2000.

Transitional Small Business Disclosure Format (check one): Yes ____ No X
                                                                      -----

                      DOCUMENTS INCORPORATED BY REFERENCE

     The applicable portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference herein into Part III of this Annual Report on Form 10-KSB.

_______________
     *Excludes 1,455,220 shares of the Registrant's Common Stock held by the chief executive officer and directors and affiliated parties at July 10, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

          All statements contained herein that are not historical facts, including, but not limited to, statements regarding SpectruMedix Corporation and our current business strategy, projected sources and uses of cash, and plans for future development and operation, are based on our current expectations. The statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The risks and uncertainties are described more fully under the heading "Risk Factors," and include, but are not limited to, our ability to commercialize and market our DNA sequencing instrumentation and high throughput screening instrumentation. We caution you not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The Company

Introduction

          We devote substantially all of our resources and efforts to the commercialization, marketing and sale of our two principal products, our high-speed DNA sequencing instrumentation that facilitates the acquisition, analysis and management of complex genetic information, and our high throughput screening, massive parallel capillary electrophoresis system (the "HTS-MPCE system"), a high throughput system based on the technologies developed for our DNA sequencer, used in the pharmaceutical industry for drug discovery. Our DNA sequencer was developed in part from research efforts conducted at the United States Department of Energy's Ames Laboratory, which is operated by Iowa State University's Institute for Physical Research and Technology. We believe DNA sequencing has significant implications for medical, genetic and forensic science applications.

          In May 1995, we entered into an agreement with Iowa State University Research Foundation ("ISURF"), an affiliate of Ames Laboratories. Under that agreement we received an option to acquire an exclusive worldwide license to technology for the commercial development of the DNA sequencer developed at ISURF. We believe our DNA sequencer is capable of substantially increasing the rate of sequencing over the other commercially available sequencing instruments on the market today and providing reliable results at a lower cost. We have completed development of our DNA sequencer and have models available for the commercial market.

          In June 1997, we exercised our option for the ISURF technology and entered into an exclusive, worldwide licensing agreement. Due to our financial condition during our 1999 fiscal year and through the end of July 1999, however, we were not able to make certain required payments under the licensing agreement. On July 30, 1999, we amended the license agreement to require us to pay $500,000 to ISURF, in exchange for which ISURF waived any defaults for our past failure to make required payments. The amended agreement also provided for a revised schedule of minimum royalties. In addition, ISURF allowed us to grant a sublicense to The Perkin-Elmer Corporation, now known as PE Biosystems, in exchange for a portion of the royalties we received from PE Biosystems and a phantom stock award equal to 150,000 shares of our common stock.

          Concurrently with the restructuring of our license agreement, we granted PE Biosystems an exclusive sublicense to use certain patents for DNA sequencing machines, with the sublicense limited to machines using 30 or fewer capillaries and side entry illumination. We also granted PE Biosystems a right of first refusal to sublicense this technology to develop DNA sequencing machines using more than 30 capillaries. On July 30, 1999, PE Biosystems paid us a non-refundable sublicense issue fee of $1,000,000, and agreed to pay us certain minimum annual royalties commencing with the twelve-month period beginning August 1, 2000. The minimum royalties are non-refundable, but are credited against the earned royalties payable pursuant to the sublicense agreement.

          In connection with the sublicense agreement, PE Corporation, the parent company of PE Biosystems, purchased 2,000 shares of our series A preferred stock for $1,000 per share. We will pay dividends on our series A preferred stock only if we pay dividends on our common stock. Our series A preferred stock may be converted into shares of our common stock at a conversion price of $2.50 per share, subject to adjustment in the event we consolidate, merge, reorganize or sale of substantially all of our assets. In addition, we entered into a multi-year consulting agreement with PE Biosystems pursuant to which we will provide consulting services to PE Biosystems. Upon execution of the consulting agreement, we received a lump sum consulting fee of $2,000,000.

Company History

          Since our formation in 1992, we have devoted all of our resources to developing, upgrading and improving our existing line of scientific instrumentation, which initially consisted of mass spectrometers and Luminoscopes, electronic components and software. Despite the technological achievements of our products, we have not been able to achieve significant sales of our scientific instrumentation, partly as a result of our earlier significant liquidity concerns and management turnover.

          Until December 1998, we financed our operations primarily through the sale of equity securities and loans, most of which loans were repaid with the proceeds from our initial public offering. As sales from our then existing product lines were limited, we shifted our focus to the development of our DNA sequencer and our HTS-MPCE system and, to a substantially lesser degree, certain other research products.

          We expended substantially all of our funds on the development and commercialization of our products, including our DNA sequencer and HTS-MPCE system. From January 1999 through July 1999, we were dependent on funds advanced to us by our chief executive officer to meet payroll and expenses. Due to our financial condition at that time, we were unable to make required payments under our license agreements and were unable to maintain an option for the right to use a patent critical to another technology we were developing. Our financial position improved markedly in July 1999 with the restructuring of our license agreement with ISURF and the sublicense to, and related agreements with, PE Biosystems, as discussed above.

          In the Fall of 1999, we completed the development and commercialization of our DNA sequencer and began a directed marketing effort, and we developed and commercialized the HTS-MPCE system. On March 31, 2000, Procter & Gamble Pharmaceuticals purchased an HTS-MPCE system for use in pharmaceutical screening. This sale was the first, and to date, the only sale of our principal products.

DNA Sequencer

          DNA is the chemical material in living organisms that defines the physical characteristics of each organism and is responsible for everything within the organism concerning the reproduction, maintenance, repair and (some scientists believe) the general behavior of a given individual or organism. At the molecular level, DNA appears as a ladder-like structure. Two ribbons of sugar molecules, positioned side-by-side, are cross-linked at regular intervals along their length. The rungs of the ladder represent the genetic code and the outer sugar molecules are believed to be merely physical supports to keep the cross-linked ladder rungs in order. Each rung of the DNA ladder is composed of two molecules called base pairs. Only four specific molecular bases are used to make the DNA cross-links: Adenine, Thymine, Cytosine and Guanine, abbreviated A, T, C and G. The molecules themselves are described in chemical terms as bases (i.e., the opposite of acids), and the term "base," or "base pair," is used to describe the DNA molecules without specifying A, T, C or G.

          The search for the genetic sequence of living organisms has been an active sphere of research since 1953, when the scientists James Watson and Francis Crick published the discovery that DNA was two cross-linked molecular strands in the shape of a helical ladder. The complete DNA sequence for an organism is called the genome. Coordinated by the U.S. Department of Energy and the National Institute of Health, many research centers and laboratories, as well as many private companies, are engaged in a project to map the human genome (the Human Genome Project). Among the goals of the Human Genome Project are to identify all the estimated 80,000 to 100,000 genes in human DNA and to determine the sequences of the three billion chemical bases that make up human DNA.

          Since the inception of the Human Genome Project, there have been substantial increases in speed and great reductions in the cost of dealing with the large amount of genetic information that constitutes the human genome.

Recently, a working draft of the Human Genome was unveiled. There is therefore added urgency to start large scale sequencing to further decipher and to make use of these physical maps.

          DNA Sample Preparation. The DNA ladder scheme is first separated along the long axis of the molecule (see Figure 1), yielding a "single strand" sequence of DNA bases tethered along a single sugar backbone. The single strand is chemically modified to obtain the fragment series as illustrated in Figure 1. The resulting DNA pieces include a small tag molecule at one end of the strand. This tag will fluoresce (emit light) when it is irradiated with a laser. The color of the laser light is different from the tag fluorescence light, so it is possible to tell them apart. Each base type reacts exclusively with one of four possible tags in the solution. The different tags fluoresce different colors, acting as a color-code, and the four types of bases can thus be identified. The fragments correspond to a series of DNA pieces that increase in length by one molecule character (C, T, A or G). Only the last base on the tail end of the strand is tagged. This is important because it means that the signal detected by the instrument is specific to the last base on the strand, and the rest of the strand is invisible to the detector. The significance of keeping the strand length will be illustrated below. The sample preparation, from the bulk raw material to the fluorescent-tagged DNA series, is performed by laboratory personnel, and is the precursor to using our DNA sequencer. Our DNA sequencer is then used to identify, in order, the individual bases that appear along the DNA strand.

                   [GRAPHIC SHOWING DNA SAMPLE PREPARATION]

Figure 1. Illustration of the DNA structure, prepared fragment samples, and resulting data format.

          Currently Commercially Available DNA Sequencer Instrumentation. The general separation method employed by our DNA sequencer, as well as most of the other instruments available from competitors, is electrophoresis (the movement under the influence of an electrical field of electrically charged particles suspended in a fluid). The older of the two most common instrumental applications employing electrophoresis uses a plate of conductive, solid-like gelatin material as the sample solution. At one end of the plate, the sample is injected into the gel. When an electric field is applied across the gel, the molecules migrate across the gel. The smallest fragments migrate the greatest distance for a given time and voltage. To obtain the final data, the voltage is applied across the gel for a given period of time, and then removed. The DNA fragments are separated across the plate according to their size, and the entire plate is scanned with the laser. The fluorescent tags, corresponding to each of the four possible bases, are observed by a secondary light detector.

          This instrument design has certain inherent limitations: (i) the technique is mechanically cumbersome; (ii) the gel material must be made immediately prior to its use; (iii) the gel material is prepared from a monomer compound that is a highly dangerous neurotoxin that requires specialized handling and disposal methods; (iv) due to the dense solid-like nature of the gel material, the migration times of the DNA fragments are very long, and thus the process is very slow; (v) slab gels can only maintain comparatively low (e.g., 5,000 volts) voltage loads because greater voltage causes overheating and destroys the gel integrity (the greater the voltage an electrophoretic instrument can safely handle, the faster the analysis rate); (vi) the technique is not well-suited for use with existing robotic-based preparation techniques commonly found in biological laboratories due to the incompatibility of the hardware associated with each system (e.g., gel electrophoresis instrumentation does not utilize the microtiter wells universally associated with DNA preparation); and (vii) the limit to the available space on the slab means that the slab is capable of only a limited number of "side-by-side" runs. As a result of such limitations, the slab gel technique cannot exceed a sequencing rate of approximately 500 bases per hour.

          The SpectruMedix SCE9610 Multiplexed Capillary Electrophoresis DNA Sequencer. Unlike gel slab-based systems, our DNA sequencer utilizes narrow glass tubes, a process known as capillary gel electrophoresis. The tube, or capillary, is composed of a non-conductive glass, roughly three feet in length (See Figures 2 and 3), and is very thin in size, with an outer diameter of 0.006 inches (150 microns) and an inner diameter of roughly 0.003 inches (75 microns). The capillaries may be compared to a three-foot long hollow tube the thickness of sewing thread. The tube is filled with our proprietary (patented) gel material, and a very small volume of the DNA sample solution is introduced at one end of the capillary (see Figure 2). In order to apply a voltage across the capillary (the gel material is conductive), each end of the capillary is immersed in a container of salt solution, along with the power supply electrodes. In response to the voltage, the charged fragments migrate through the gel matrix from one end of the capillary to the other. The fragments separate according to their size while traveling through the capillary.

                       [GRAPHIC SHOWING DNA SEQUENCING]

Figure 2. Capillary electrophoresis setup, single lane shown.

          A significant difference between slab gel electrophoresis ("SGE") and capillary gel electrophoresis ("CGE") is the method of detection. With an SGE based system, the sample is injected onto the gel plate, the voltage is applied for a given amount of time, and then the voltage is removed and the entire gel plate is scanned with the laser for analysis. Using our CGE technique, the analysis is performed "on the fly" with a light detector or charged-couple device ("CCD") camera. As the separated fragments pass through the capillary, they pass through a region that is irradiated with laser light, and the subsequent fluorescence is measured by the light detector. The data is presented in a plot of light color versus the migration time of the fragments. Because each fragment length exists in the sample solution, the bases are identified in order, as a function of how long it takes for them to reach the laser/detector region (see Figure 2). The Company believes that CGE provides several advantages over the slab gel technique: (i) less gel material, sample volumes and reagents are used for each analysis and (ii) the issue of resistive heating is greatly reduced, because the cross-sectional area of the 0.006 inch diameter capillary is considerably smaller than a 10 x 0.25 inch gel plate.

          In addition, because less heat is generated, greater voltage can be applied to the system, resulting in shorter analysis times. The SCE9610 system can apply 15,000 to 30,000 volts across the capillary tube, reducing run times from hours in the case of SGE based instrumentation to minutes in our CGE instrument. Samples may be continuously run, and the entire analytical procedure may be computer controlled. In addition, the on-column sample analysis provided by the SCE9610 provides continuous discrete isolation of concurrent samples during the analysis and reduces the risk of chemical cross contamination from neighboring lanes.

                         [GRAPHIC SHOWING CCD CAMERA]

Figure 3. The SpectruMedix SCE9610 Multiplexed 96-Capillary Electrophoresis DNA sequencer.

          We believe that our DNA sequencer provides advantages over current technology by, among other things, increasing the number of capillaries that are used simultaneously and by simplifying the construction of the instrument through keeping both the laser light source and the detector stationary.

          Our SCE9610 Multiplexed Capillary Electrophoresis DNA Sequencer combines simultaneous fluorescence and detection of 96 discreet capillary lanes with CGE (see Figure 3). Our capillary array configuration allows the introduction and analysis of 96 individual DNA samples, with multiple runs possible via two computer controlled eight-tray carrousels. These carrousels are multiple-tray holders that allow for pre-loading the DNA samples and buffers necessary for each of several runs and then having the instrument's computer control the instrument functions automatically without further operator intervention. The samples are handled by the SCE9610 in standard, commercially available 96-well microtiter plates and, we believe, should be compatible with the preparation processes commonly used in laboratories. Samples may therefore be prepared and analyzed in the same container, reducing the possibility of cross contamination and sample loss.

          We have also developed a fluid gel matrix capable of increased DNA fragment resolution at increased sample migration speeds. The less viscous nature of our gel matrix, compared to some other currently available materials, also allows the capability of flushing out consumed gel matrix with fresh gel matrix as part of the automated instrument sequence, and complete capillary column reconditioning between each sample series run.

          Recently, we introduced a new gel sieving mixture. We believe this gel, which we plan to market under the name HTgel, has a novel composition in that it contains no urea, the key chemical necessary for DNA separation in conventional gels. Instead of relying on urea for DNA separation, samples using the new gel are run at higher temperatures, 80 to 90 degrees Celsius. As a result of running at higher temperatures, our new gel routinely generates 650 base pairs of data per capillary lane. In addition, urea has been demonstrated to contribute to the degradation of the capillary inner wall, and is linked to capillary failure after prolonged use. High heat achieves DNA separation without capillary degradation, thereby increasing the useful life of a capillary, and high heat also increases the data uniformity of the capillary array.

          In addition, the SCE9610 utilizes direct sample injection from the tray in which the samples were prepared, which help assure the integrity prior to its analysis. Some of our competitor's capillary systems employ a robotic arm that transfers the samples from the well tray to a secondary loading station. This raises concerns with cross-contamination because neither the pipe tip nor the loading tray are replaced after each use.

High Throughput Screening, Massive Parallel Capillary Electrophoresis System

          Drug discovery at modern pharmaceutical companies requires screening an ever increasing number of compounds against a large library of compounds. Advances in genomics, combinatorial chemistry and laboratory automation have significantly increased the number of targets for drug screening. Drug companies employ hundreds of chemists who create, maintain, analyze and assay hundreds of thousands, if not millions, of drug candidates. It is the job of these chemists to ensure the purity and consistency of massive compound collections, and to define the chemical composition, active ingredients and impurities of complex mixtures. As part of the drug screening process, active components must be separated from the samples in a combinatorial library. Otherwise, it may not be possible to detect its activity in a compound that may contain many inactive substances. In addition, high throughput analytical technology must also provide detailed information that reflects whether other factors have altered the chemical composition, the molecular structure, conformation or activity of the target substance.

          Capillary Electrophoresis. Capillary electrophoresis is a powerful separation tool that enables simultaneous separation and analysis of substances. Multiplexed capillary electrophoresis can be applied to library screening, impurity identification, enzyme kinetic studies, multiple source analysis and environmental and clinical assays.

          The SpectruMedix HTS9610 - High Throughput Screening - Massive Parallel Capillary Electrophoresis System. The HTS-MPCE system, our model number HTS9610, has been developed to perform 96 parallel analytical separations simultaneously in individual capillaries. Each capillary is the equivalent of a single-column instrument. The combination of massive multiplexing, high separation efficiency, fast analysis time, full automation, sensitive detection, and spectrometric capability makes the HTS9610 a highly suitable analytical platform for high-throughput pharmaceutical applications.

          During each analysis, the instrument introduces 96 samples simultaneously from a standard 96-well microtiter tray. The instrument automatically processes up to six sample trays without operator intervention. Additionally, the instrument may run any of the 96-well trays repeatedly at pre-determined intervals to provide time-resolved measurements for kinetic studies. We believe that this high degree of automation and operational flexibility significantly reduces labor cost, while enhancing productivity.

          The system is based on technology developed for the DNA sequencer and employs on-column laser excitation and a charged-coupled device (CCD) detector to simultaneously record fluorescence signal from all capillaries. The efficient optical design produces a robust detection system. Multi-wavelength detection is implemented with a miniaturized spectrometer. The instrument is capable of performing size separation for mutation screening and protein analysis by filling capillaries with a replaceable polymer solution. With a minor upgrade, the instrument is also capable of capillary zone electrophoresis for protein/peptide and other small molecule separations.

          The HTS-MPCE system incorporates all the design advantages of our SCE9610, but uses an alternative type of separation process known as capillary zone electrophoresis. In capillary zone electrophoresis, the capillaries are filled with salt water, a conductive medium that facilitates the separation of charged analyte molecules across an electric field, rather than a gel. The system is capable of simultaneously separating and analyzing, in less than 10 minutes, the components in 96 individual drug screening assay samples such as proteins, including enzymes and antibodies, peptides and drug candidates. In a 24 hour cycle, the HTS-MPCE system is capable of automatically analyzing over 12,000 samples.

          Alternative Technologies. High pressure liquid chromatography ("HPLC"), an alternative to capillary electrophoresis, is the primary analytical technique used for drug screening and to monitor the integrity and purity of compounds. HPLC is not a high throughput technique, however, and represents a significant bottleneck in drug screening, even when using multiple instruments.

Other Products

          We also manufacture and sell mass spectrometers and Luminoscopes. Historically, we have not been able to generate significant sales of these products. As a result, we have shifted our focus to the commercialization of the DNA sequencer. However, we may continue to make limited sales of our mass spectrometers and Luminoscopes.

          Mass spectrometers are scientific instruments capable of determining the composition of matter with great precision, whether it be a solid, liquid, gas or plasma. Mass spectrometers identify a sample by analyzing its component atoms and molecules, on the basis of atomic weights or "masses." Key applications for mass spectrometers include: (i) environmental testing and monitoring, including monitoring of air pollution levels, water purity, recirculated atmospheres (such as in submarines, spacecraft and mines), air quality in private residences and offices, and pesticides in the soil, rivers and well water; (ii) routine geology tasks such as determining the age of rocks and meteorites, computing the temperatures in ancient oceans, and studying the composition of gases in rock formations; (iii) metallurgical uses involving several simultaneous analyses, such as testing a sample for the presence of hydrogen, carbon, nitrogen and oxygen, and for the concentration profiles of these elements; and (iv) applications in materials science, ranging from the analysis of semiconductor substrates to corrosion analysis of structural materials to the analysis and eventual synthesis of new-high-temperature materials, etc.

          A Luminoscope is a micro-scale analytical device used to determine in a nondestructive manner the composition and structure of solid samples. Luminoscopes consist primarily of a small vacuum chamber fitted with an electron "gun" that is capable of producing a beam of energetic electrons of up to 30KV. When this beam bombards a sample in the vacuum chamber, luminescence and/or X-rays are produced. The output is studied either visually with a microscope or with various photon and X-ray sensors. The image defines the composition and structure of the material.

Other Technologies under Development

          Laser Diagnostics. In support of our work on our DNA sequencer, we acquired certain assets of Laser Diagnostics. Laser Diagnostics developed a technology known as Laser-Induced Breakdown Spectroscopy ("LIBS") in collaboration with the Los Alamos National Laboratory, Sandia National Laboratory in Livermore, CA, and the Diagnostic and Analysis Instrumentation Laboratory at Mississippi State University. The LIBS technique involves focusing a high peak-power pulsed laser to create a small spark from which optical emission is used to perform elemental analysis. This technology can be used to continuously monitor the off-gases from incinerators and other thermal treatment facilities for heavy metals released into the atmosphere. The U.S. Department of Energy granted a Small Business Technology Transfer ("STTR") grant to Laser Diagnostics in support of this work. Laser Diagnostics also developed a novel near-infrared diode laser system to monitor water vapor and carbon dioxide in the atmosphere. The National Science Foundation, Atmospheric Sciences Division issued an STTR grant in support of this work. We are continuing the development of both these technologies with the STTR grants.

          Pulmonary Diagnostics. In collaboration with researchers at the University of Pennsylvania, we are developing technology that is designed to enable the accurate and rapid assessment of pulmonary functioning. This method, known as the Micropore Membrane Inlet Mass Spectrometry ("MMIMS") method, is designed to detect impaired gas exchange associated with pulmonary disorders such as acute respiratory distress syndrome, pneumonia, asthma and emphysema. The new technique under development is expected to improve the existing testing method known as the Multiple Inert Gas Elimination Technique ("MIGET") by increasing the speed, accuracy and sensitivity required to assist physicians to make diagnosis and treatment decisions for pulmonary disease patients. The MMIMS instrumentation under development is expected to allow the measurement to be made more accurately, more rapidly and with greater sensitivity.

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

Research and Development

          Our research and development efforts currently are focused on the commercialization and improvement of the DNA sequencer and the HTS-MPCE system, and, to a lesser extent, the development of LIBS and pulmonary diagnostic technology. As of March 31, 2000, we had 12 full-time employees engaged in research and development. Expenditures for research and development, net of grants received, in the fiscal years ended March 31, 2000 and 1999 were $499,159 and $1,050,933, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          We believe that our success will depend upon our ability to enhance our existing products, to meet changing customer requirements and emerging industry standards on a timely and cost-effective basis, and to develop and introduce new products. Accordingly, we currently intend to continue to devote a substantial portion of our resources and efforts to research and development activities.

Sales and Marketing

          In April 2000, we hired a national sales director to develop a full-time sales and marketing force and undertake a concerted marketing effort to market our DNA sequencer and HTS-MPCE system. We expect to expand our sales and marketing efforts for our principal products during the next fiscal year. Prior to that time, all of our sales and marketing was conducted by our chief executive officer on a part-time basis and by one or two of our employees.

Competition

          DNA sequencers. Competition in the market for DNA sequencing technology is rapidly evolving. Our competitors include certain major universities and research centers, large corporations with significantly more financing, and a large number of smaller instrument, software and genomics companies that are developing complete, or components of, DNA sequencing equipment. Although we believe that its technology will compete favorably with the approaches being taken by such third parties, there can be no assurance that the superior funding or experience levels of such competitors will not materially and adversely affect our own development and commercialization efforts.

          Current Technology. The primary commercially-available, semi-automated DNA sequencer, the ABI377, is manufactured by PE Biosystems. This slab gel-based technology is capable of running 96 lanes of DNA samples of 400-450 bases in four hours. Based on discussions with scientists who use the ABI377, the Company believes that the ABI377 is labor-intensive for gel and sample preparation and requires highly skilled operators. In addition, the

ABI377 allows only a single run of 96 lanes, after which the instrument must be reset. Other companies involved in this area include Beckman Instruments, Fisons Scientific Equipment and Pharmacia Biotech.

    In early 1999, PE Biosystems released a new 96-capillary DNA sequencer, the ABI Prism(R) 3700 DNA Analyzer, and PE Biosystems has reported significant sales for this product. We believe that the technology employed in the SCE9610 should allow the SCE9610 to compete favorably with the ABI Prism(R) 3700 DNA Analyzer. PE Biosystems has sublicensed certain aspects of our technology and may incorporate such technology into its future DNA sequencing instrumentation, but only for machines with 30 or fewer capillaries and employing an optics system that we are not currently considering for commercialization.

    Other Electrophoresis-based Instrumentation. Other manufacturers of DNA sequencing machines are developing alternatives to both the ABI3700 and the SCE9610. One such multi-capillary device being commercialized by Molecular Dynamics, Inc., the MEGABACE 1000, employs a single scanning detector that "looks" at each single capillary in the array in sequence. We believe that the SCE9610 should compete favorably with the MEGABACE 1000 because (i) the single detector of the MEGABACE 1000 can accurately scan a relatively low maximum number of capillaries before the detector must return to its starting position to monitor the first capillary, (ii) the capillary/detector system of the MEGABACE 1000 is considerably more complex than that of the SCE9610, and (iii) the MEGABACE lacks multi-tray automation.

    In addition to the capillary array electrophoresis technology we use, other various technologies are being developed to sequence DNA. These include: (i) single-molecule sequencing, where the bases are clipped off one at a time and read with respect to their color labels, a technology which depends on several separate revolutionary breakthroughs in enzymology, detection, labeling chemistry and micromanipulation; (ii) mass-spectrometry by matrix-assisted laser desorption ionization, which determines DNA sequences based upon the molecular mass of the DNA and its fragments; and (iii) sequencing by hybridization, which involves binding the sample DNA fragments to complimentary, known sequence targets anchored to a substrate.

    HTS-MPCE System. Pharmaceutical and academic research groups currently employ a wide variety of instruments for the purpose of targeting and interrogating candidate drug molecules. Current technology employed by pharmaceutical companies include high pressure liquid chromatography systems, single capillary electrophoresis systems and gel filtration columns. In each case, single samples are processed. Other instrumentation to increase throughput includes running multiple instruments in parallel, and using sample handling robotics, autosamplers and other forms of automation. Suppliers of such technology include the major analytical equipment manufacturers, including Waters Corporation, PE Biosystems, Hewlett-Packard and Beckman Instruments. We believe that the HTS-MPCE system is the first high throughput screening instrument capable of 96 simultaneous separations.

Markets

    The market for DNA sequencing instruments is rapidly evolving and includes large well-financed corporations such as PE Biosystems, Beckman Instruments, Pharmacia Biotech and Molecular Dynamics, as well as a large number of smaller companies, such as Genomyx and Visible Genetics. In addition, the potential applications for lower-cost and higher throughput equipment are rapidly expanding. Consequently, it is difficult to predict with accuracy the current market for sequencers capable of producing data at the speed we are targeting. Our capillary-array electrophoresis approach is but one of a number of approaches being developed to improve the throughput speed of currently available DNA sequencing equipment. In addition, research is separately being conducted at a number of major universities and research centers to refine DNA sequencing technologies. Although we believe that our technology will compete favorably with the approaches being taken by such third parties, there can be no assurance that the superior funding or experience levels of at least some such competitors will not materially and adversely affect our own development and commercialization efforts.

    Pharmaceutical companies and academic centers focused on drug discovery represent the major market for our HTS-MPCE system. Recent advances in genomics combinatorial chemistry have substantially increased the number of targets to be screened, and, management believes that the HTS-MPCE system is compatible with most high throughput screening systems and compares favorably against other separation and screening technologies. It is difficult to determine the size of the potential market. In addition, we may face many more competitors in the future, and many of those competitors may have greater resources and name recognition than we have.

Patents and Proprietary to Technology

     Proprietary protection for our products, processes and know-how is important to our business. Our policy is to file patent applications to protect technology, inventions and improvements that are considered commercially important to the development of our business. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We plan to aggressively prosecute and defend our patents, when issued, and proprietary technology.

     We have acquired an exclusive worldwide license to certain technology owned by ISURF, including three issued patents and two pending divisional applications, each of which relate to our DNA sequencer.

     Presently we have been issued four U.S. patents and have twelve U.S. patent applications pending. In addition, foreign filings have been submitted on eight of the patents.

     Laser Diagnostics was issued a U.S. patent, entitled "Method for Determining the Concentration of Atomic Species in Gases and Solids" (No. 5715053), in connection with its LIBS technology. The patent was included in the assets we purchased and has been assigned to us.

Government Regulation

     Some of our research and development activities and the future manufacturing and marketing of products by us are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, our diagnostic kinetics equipment may be the subject of rigorous FDA regulation in its use for the diagnosis and treatment of diseases. In addition to FDA regulations, we are also subject to other federal and state regulations such as the Occupational Safety and Health Act, the Environmental Protection Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Atomic Energy Act and import, export and customs regulations. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

     Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations.

     In addition, certain instruments in our mass spectrometer line are subject to export control regulations, including restrictions on export into certain countries. We believe we have obtained all permits necessary to conduct our business.

Risk Factors

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding SpectruMedix Corporation and our current business strategy, projected sources and uses of cash, and plans for future development and operation, are based on our current expectations. The statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. The risks and uncertainties are described more fully under the heading "Risk Factors," and include, but are not limited to, our ability to commercialize and market our DNA sequencing instrumentation and high throughput screening instrumentation. We caution you not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

     Although we have completed the commercialization of our principal products, we have only sold one system. Our principal products, the SCE9610 and HTS9610, have been commercially available since late 1999. To date, we sold one HTS9610 to Procter & Gamble Pharmaceuticals in March 2000. While our products have generated a certain amount of interest, they have not yet gained market acceptance and our marketing program is still in development.

     If we do not generate significant sales, we may need to raise additional cash to fund our operations in 2001. Funds raised from the sale of preferred stock to PE Biosystems in 1999, combined with the consulting and sublicense fees paid by PE Biosystems, will provide sufficient capital to fund our operations, including our expanding marketing effort and updating and refining our products, for the fiscal year ending March 31, 2001. If we are unable to generate sales revenue, we may be required to seek additional financing, either equity or debt. There can be no assurance that we will be able to obtain any financing on terms acceptable to us.

     We do not yet have a sufficient marketing staff to properly promote and market our products. In April 2000, we hired a national sales director who is establishing a marketing program. In order to support our marketing program we need to hire several additional sales professionals with technical backgrounds, and, if we can find sufficient qualified candidates, we expect to incur significant expenses to hire and retain these professionals. There can be no assurance that we will be able to attract and retain a sufficient sales and marketing team to promote and support our products. If we fail to staff a professional marketing team, we may not be able to generate sufficient sales of our products. If we are unable to market and distribute our products directly, we may have to enter into arrangements with others, such as joint ventures, licensing or similar arrangements or distribution agreements. Any such contractual arrangements could cause us to lose control over part or all of the marketing and distribution of such products and may increase our marginal costs. We cannot assure you that we will be able to formalize any marketing arrangements or that our marketing efforts will be successful.

     Our new technologies have not been tested on a commercial scale and may not be accepted by the market. The production of the DNA sequencer, the HTS-MPCE system, laser diagnostic products and pulmonary diagnostics technology and other proposed products represent new manufacturing processes which are untested on a commercial scale. Although we believe that our technologies and products represent significant technological advances, demand for our products, all of which are based upon new technologies and designs, is subject to a high degree of uncertainty. Many of our potential customers, including commercial end users, may be reluctant to utilize or sell our proposed products until a sufficient number of other customers have already committed to do so.

     We have only limited manufacturing capabilities. We maintain limited manufacturing facilities and will need to expand these facilities to effectively manufacture our products on a profitable basis. Expanding our manufacturing facilities and capabilities will subject us to numerous risks, including unanticipated technological problems or delays. Such expansion will also require additional sources of capital, which may not be available to us on commercially reasonable terms, if at all. In the event that we are unable to expand our manufacturing facilities and capabilities, we may be required to enter into arrangements with others for the manufacture and packaging of our proposed products. We cannot assure you that we will be able to enter into any such arrangements on commercially reasonable terms, or at all, or that we will ever be able to establish the capability to manufacture our products on a commercial basis, in which case our business, results of operations and financial condition would be materially adversely affected.

     We are dependent upon third party suppliers for components and raw materials/dyes. Our existing and proposed products require high quality components and raw materials/dyes which we currently purchase and will continue to purchase from third-party suppliers. Certain raw materials or components may, however, from time to time, be difficult to obtain and may cause production delays or require us to find alternate means of production. In particular, both the lasers and capillaries used in our DNA sequencer and our HTS-MPCE system are purchased from one manufacturer who only produces a limited number of units. Such manufacturer may not be able to supply all of our needs. We do not currently maintain supply agreements with any of our suppliers. Thus, our ability to manufacture our products will depend on our ability to establish and maintain commercial relationships with at least certain of our suppliers.

     Our production will also be dependent upon our suppliers satisfying our performance and quality specifications and dedicating sufficient production capacity to meet our scheduled delivery times. We cannot assure you that we will be able to establish any commercial relationships with suppliers or, if we are able to do so, that such suppliers will be able to satisfy our scheduled delivery or performance requirements or have sufficient production capacity to satisfy such requirements during any period of sustained demand. Failure or delay by our suppliers in supplying us with needed raw materials and components would materially adversely affect our operating margins and our ability to manufacture and deliver products on a timely and competitive basis, which could, in turn, have a material adverse effect on us.

     We must continually upgrade our products and introduce new technologies in order to compete. Our success depends upon establishing and maintaining a competitive position in the research, development and commercialization of products and technologies in our areas of focus. The scientific and industrial instrumentation industry is highly competitive and requires substantial capital. We compete with, and will compete with, numerous international, national and regional companies, many of which have significantly larger operations and greater financial, marketing, human and other resources than ours. Accordingly, such competitors may have substantial competitive advantages over us, including the ability to negotiate favorable supply and distribution agreements and the ability to negotiate more favorable terms with developers of technology, including universities. In addition, our business plan calls for us to develop additional products and acquire additional technologies in order to expand our product and technology portfolio . We cannot assure you that we will successfully compete in any market in which we conduct or may conduct operations or that developments by such competitors will not render our current or future products or technologies uncompetitive or obsolete.

     We are dependent upon our key employees and must recruit additional personnel. We are dependent upon the efforts and abilities of Dr. Joseph Adlerstein as chairman of our board of directors and our chief executive officer and president, and on other members of our scientific and management staff. Dr. Adlerstein is our only executive officer. In addition, we are dependent on collaborators at research institutions and on our scientific advisors and consultants. Our ability to recruit and retain qualified personnel, collaborators, advisors and consultants will be critical to our success. Due to our financial condition, we have had difficulty attracting and retaining the personnel necessary for our operations.

     We have entered into an employment agreement with Dr. Adlerstein that automatically renews on a yearly basis for successive one year periods. The loss or unavailability of the services of Dr. Adlerstein for any significant period of time could have a material adverse effect on our business prospects. We have obtained, and we are the sole beneficiary of, key-person life insurance
in the amount of $1,000,000 on the life of Dr. Adlerstein.   However, we cannot
assure you that such insurance will continue to be available on reasonable terms, or at all.

     Bernard Sonnenschein, our former secretary and treasurer, resigned in January 1999. Since that time, Dr. Adlerstein and other personnel have had to handle responsibilities previously assigned to Mr. Sonnenschein, including, without limitation, preparation of budgets and financial reports and financial management activities. We are actively seeking and must retain a chief financial officer.

     Our historical lack of working capital adversely impacted our relationship with our suppliers, creditors and customers. From our inception and continuing through July 1999, we had insufficient working capital. In the past, our lack of working capital at times prevented us from making timely payments to suppliers and creditors or from repairing relationships with such entities. Our past working capital difficulties may make our strategy for expansion more difficult and may adversely affect the development of our business. We cannot assure you that we will be able to reestablish relationships with our suppliers, creditors and customers or that we will successfully implement our expansion plan. In addition, if we fail to generate significant sales of our products, we may in the near future experience cash flow difficulties, further adversely impacting our business relationships.

     Our ability to protect our technology through patents and other proprietary rights is uncertain. Our success depends on our ability to obtain patents, protect our trade secrets and operate without infringing upon the proprietary rights of others. Our existing and potential competitors have applied for a substantial number of patents. We cannot assure you that any of our future patent applications will be approved, that we will develop additional proprietary products that are patentable, or that any patents issued to us will provide us with any significant protection or will not be successfully challenged by third parties. Furthermore, we cannot assure you that others will not design around the patented products we developed. We cannot assure you that our products will not be found to infringe upon the patents of others. Any of such patent applications filed by one or more third parties may conflict with the products we have under development. If our products are found to infringe upon the patents or otherwise impermissibly utilize the intellectual property of others, our development, manufacture and sale of such products could be severely restricted or prohibited. Any such infringement could have a material adverse effect on our prospects, business, results of operations or financial condition. We may be required to obtain licenses from such third parties or otherwise obtain licenses to utilize patents or proprietary rights of others. We cannot assure you that any licenses required under any such patents or proprietary rights could be obtained on terms acceptable to us, or at all. If we do not obtain such licenses, the development, manufacture or sale of products requiring such licenses could be materially adversely affected. If we do not obtain such licenses, we could encounter delays in product introductions while we attempt to design around such patents, or could find that the development, manufacture or sale of such products could be foreclosed. Litigation may be necessary to defend against or assert claims of infringement, to enforce our patents or those of our licensors', to protect our trade secrets or to determine the scope and validity of the proprietary rights of others, and could result in substantial cost to and diversion of effort by, and may have an adverse impact on, us and our operations.

     Our competitive position is also dependent upon unpatented trade secrets. Although we take measures to protect our trade secrets, trade secrets are difficult to protect. We cannot assure you that others will not independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets. We pursue a policy of having our employees, consultants and advisors execute confidentiality agreements to maintain the proprietary nature of its technology, including our trade secrets. However, we cannot assure you that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event that such information is used or disclosed without our authorization.

     We are controlled by our management and current stockholders. Our current management owns a substantial portion of the outstanding shares of our common stock. Our management may, therefore, have the ability to elect a majority of our directors and to control the outcome of all issues submitted to a vote of our stockholders. We currently have only one executive officer, Dr. Adlerstein, our chief executive officer and president, who is also a member of our board of directors and our principal stockholder.

     Our stock price may be volatile and trading volume may be limited. We cannot assure you that an active trading market for our common stock or redeemable warrants to purchase our units, each of which is comprised of one share of common stock and one redeemable warrant will be sustained in the future. In fact, there have been extended periods during which there has been limited trading in our common stock and redeemable warrants. The market price of our shares of common stock and the redeemable warrants, like that of many other small cap and emerging technology companies, is likely to be highly volatile.

     We have not paid dividends. We have not paid any cash dividends on our common stock since inception and do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of our business.

     A significant number of shares of our common stock are subject to outstanding options and warrants. At March 31, 2000 there were:

    . options granted to employees to purchase an aggregate of 389,880 shares of common stock at an exercise price of $0.09375 per share;

    . warrants to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.00 per share held by one of our stockholders;

    . stock options issued to a consultant to purchase an aggregate of 35,000 shares of common stock at an exercise price of $5.00 per share;

    . stock options issued to consultants to purchase an aggregate of 110,000 shares of common stock at an exercise price of $2.50 per share;

    . stock options issued to consultants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.09375 per share;

    . warrants to purchase an aggregate of 1,200,600 shares of common stock at $7.50 per share;

    . stock options issued to a consultant to purchase an aggregate of 25,000 shares of common stock at an exercise price of $6.00 per share;

    . stock options issued to a consultant to purchase an aggregate of 100,000 shares of common stock at an exercise price of $10.00 per share;

    . warrants to purchase 322,000 units which each consist of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $5.75 per unit ; and

    . warrants to purchase 104,400 units which each consist of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $9.49 per unit.

    In addition, on July 30, 1999, we issued 2,000 shares of our series A preferred stock which are convertible into 800,000 shares of our common stock and on January 13, 2000, we issued 103.125 shares of our Series B Preferred Stock which are convertible into 825,000 shares of our common stock. The exercise of such outstanding options and warrants will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for our common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on more favorable terms than those provided in such securities.

    Holders of our redeemable warrants may only exercise such warrants if a
current prospectus is available.   We will be able to issue shares of our common
stock upon exercise of the redeemable warrants only if there is a current prospectus relating to such common stock. In addition, if such common stock must be qualified for sale or exempt from qualification under the state securities laws of the jurisdictions in which the holders of the redeemable warrants reside. The redeemable warrants may lose value and the market for the redeemable warrants may be limited if a current prospectus covering the common stock issuable upon the exercise of the redeemable warrants is not kept effective or if such common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the redeemable warrants then reside. We failed to have all the shares of our common stock that underlie our redeemable warrants qualified for sale under the securities laws of the states of residence of our holders of redeemable warrants and to maintain a current prospectus relating thereto until the expiration of our redeemable warrants.

    We have the right to redeem certain warrants. We may redeem the redeemable warrants at a redemption price of $.01 per redeemable warrant upon 30 days written notice given at any time in the event that the market price of our common stock equals or exceeds $10.00 per share. For this purpose, "market price" means:

(i) the average closing sale price of our common stock, for any 10 consecutive trading days within a period of 30 consecutive trading days ending within five days of the date of notice of redemption, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System or the NASD Electronic Bulletin Board or (ii) the average of the last reported sales price of our common stock for the 10 consecutive business days ending within five days of the date of notice of redemption on the primary exchange on which our common stock is traded, if traded on a national securities exchange. Our redemption of the redeemable warrants could force the holders to (a) exercise the redeemable warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, (b) sell the redeemable warrants at the current market price when they might otherwise wish to hold the redeemable warrants, or (c) accept the redemption price which would be substantially less than the market value of the redeemable warrants at the time of redemption.

     Certain restrictions may be imposed on our common stock so long as it trades below $5.00 per share. The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per security at any time, our securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, such investors have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market. See "-- No Assurance of Public Trading Market."

     We have the right to issue preferred stock, which may have possible anti-takeover effects. Our certificate of incorporation authorizes our board of directors to issue up to 2,000,000 shares of preferred stock, par value $0.00115 per share, 2,000 of which has been designated as our series A preferred stock and 750 of which has been designated as series B preferred. The remainder of our preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. However, the issuance of any such preferred stock could materially adversely affect the rights of holders of common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell its assets to, a third party. The ability of our board of directors to issue our preferred stock could discourage, delay, or prevent a takeover, thereby preserving control of our current stockholders.

ITEM  2.  DESCRIPTION OF PROPERTY
          -----------------------

     We currently lease approximately 18,500 square feet of laboratory and office space in State College, Pennsylvania under an operating lease that expired on June 30, 1997. The lease provides that it will continue for successive one-year periods until terminated by giving written notice not less than three months prior to the end of the then-current term. As of March 31, 2000, no such notice had been given. We have the right to use this space for laboratory research and development, storage and distribution, offices, marketing and other related uses. Although we believe that existing facilities are adequate to meet our near term requirements, we may need additional space in the future.

ITEM  3.  LEGAL PROCEEDINGS
          -----------------

     Robert M. Rubin v. SpectruMedix Corporation et. al. On April 21, 1997, a complaint was filed against us in the Supreme Court of the State of New York alleging breach of contract. Specifically, the plaintiff alleges that we defaulted under a promissory note in the principal amount of $175,000 that we issued to plaintiff on May 16, 1996 and that we are liable to him in the principal amount of $175,000 plus interest and expenses. On May 2, 1997, we paid the principal and interest due under the note. The main remaining issue the plaintiff asserts is whether, pursuant to an alleged related agreement, he is entitled to 152,174 shares (adjusted to reflect stock splits) of common stock or, alternatively, $875,000. Plaintiff alleges that we undertook to enter into a securities purchase agreement pursuant to which he should have received the aforementioned shares. Our defense is that such securities purchase agreement was never discussed and therefore that no agreement was reached with respect to the terms thereof. Neither we, nor the plaintiff ever signed any such securities purchase agreement. We believe that we will be able to successfully defend the plaintiff's claims and intend to defend this litigation vigorously. However, due to the nature of litigation and because the lawsuit is in the initial stages, we cannot determine the total expense or possible loss, if any, we may ultimately incur either in the context of a trial or as a result of a negotiated settlement. Our management believes that the resolution of this matter will not have a material adverse effect on our business, financial condition and results of operations. However, the results of these proceedings are uncertain and we cannot give any assurance to that effect. Regardless of the ultimate outcome of this litigation, it could result in significant diversion of time by our personnel.

     Other than the foregoing, we are not a party to any other material legal proceedings.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
           -----------------------------------------------------

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                    PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

Market For Common Equity And Related Stockholder Matters

    Our common stock and redeemable warrants trade on the Nasdaq OTC Bulletin Board under the symbols SMDX and SMDXW. Our units were traded under the symbol "SMDXU" from September 16, 1997 through September 1998. On December 17, 1997, our common stock and redeemable warrants began trading separately. See "Risk Factors-No Assurance of Public Trading Market."

    Set forth below is the range of high and low bid prices for our common stock for each quarter during each of our last two fiscal years, as regularly quoted on the Nasdaq OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                 High           Low
                                                 ----           ---
     Q1 FY 99                                    9 1/8             6
     Q2 FY 99                                        9             1
     Q3 FY 99                                        2          3/16
     Q4 FY 99                                    17/32          3/16
     Q1 FY 00                                     9/32          3/32
     Q2 FY 00                                    21/32          5/32
     Q3 FY 00                                        1          3/32
     Q4 FY 00                                        8           1/8

     As of March 31, 2000, there were approximately 55 holders of record of our common stock. No dividends have been paid on the common stock since our inception, and we do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

     Recent Sales of Unregistered Securities

     During the past three years, we sold the shares of our capital stock indicated below without registering the shares under the Securities Act of 1933. As none of these transactions involved a public offering, they all were exempt from registration under Section 4(2) of the Securities Act.

     In January 2000, we:

     . issued a total of 340,000 shares of our common stock to various of our advisors, for an aggregate amount of $42,500 in cash and promissory notes;

     . issued 100,000 shares of our common stock to Stephen Wertheimer in connection with our appointment of him to our board of directors, and in recognition of consulting services he provided to us on an uncompensated basis since August, 1999;

     . issued 100,000 shares of our common stock to Dr. Adlerstein in exchange for services he has provided to us; and

     . issued 103.125 shares of our Series B preferred stock to Dr. Adlerstein upon conversion of $103,125 owing to Dr. Adlerstein under a promissory note made in favor of Dr. Adlerstein.

     All of the above had a per share fair market value of $0.125 based on the closing price of our common stock on such date.

     In July 1999, we issued 2,000 shares of our series A preferred stock to PE Corporation in exchange for $2,000,000.

     In May 1999, Dr. Adlerstein, our chief executive officer, president and chairman of our board, exercised an option to purchase 127,827 shares of our common stock.

     In October 1998, we issued 15,000 shares of our common stock in exchange for the assets of Laser Diagnostics.

     In March 1998, we issued 22,000 shares of our common stock as a gift to a certain charitable organization.

     In February 1998, we issued 7,000 shares of our common stock to a consultant as compensation in connection with a consulting services agreement with such consultant.

     In October 1997, the holder of a $300,000 promissory note converted such note into 104,348 shares of our common stock.

     In September 1997, we issued 8,166 shares of common stock in lieu of interest payments on a note payable.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

Results of Operations for the Years Ended March 31, 2000 and 1999

     The Company had total sales of $320,390 and $317,672 for the fiscal years ended March 31, 2000 and 1999, respectively. Sales for 2000 reflects the sale of one HTS-MPCE system in addition to sales from product lines other than the Company's principal products, the DNA sequencer and the HTS-MPCE system. Sales for 1999 only reflect sales from the Company's other product lines. To date, the Company has received limited revenues from the sales of products. The nominal increase in revenue of $2,718 in fiscal 2000 was due to the sale of one HTS-MPCE system and was offset by a significant decrease in sales of the Company's other products, which decrease was due primarily to the increased focus of the Company on its two core products. As noted above, the Company was still developing its marketing program for its principal products in fiscal 2000 and only hired a national sales director after the end of the fiscal year.

     In addition to its sales revenue, the Company recorded sublicense and consulting revenue of $873,015 in fiscal year 2000 relating to the sublicense and consulting agreements that the Company entered into in July 1999 with PE Biosystems. The Company did not have any such revenue in fiscal year 1999.

     Research and development expenses, net, decreased 53% to $499,159 in 2000 from $1,050,933 in 1999 due to the fact that the Company completed the commercialization of its main products in the Fall of 1999 and the Company purchased fewer parts for its research and development efforts.

     General and administrative expenses were $1,133,589 and $1,380,638 during the fiscal years ended March 31, 2000 and 1999, respectively, a decrease of $247,049, or approximately 18% in fiscal 2000. This decrease is attributable to efforts by the Company to conserve cash and limit certain expenditures. Approximately $310,682 and $386,118 of general and administrative expenses for the fiscal years ended March 31, 2000 and 1999, respectively, were attributable to payroll, payroll taxes and employee benefits. This represents a decrease of $75,436 during fiscal 2000 as compared to the preceding fiscal year. During fiscal 2000, legal, accounting and consulting fees decreased by $315,291 to $296,309. The Company expects its general and administrative expenses to increase in the future as a result of further Company expansion.

     Interest expense of $30,075 and $13,527 for the fiscal years ended March 31, 2000 and 1999, respectively, resulted from borrowings. Interest expense increased during fiscal 2000 due the fact that the Company needed to borrow funds to meet its expenses until it consummated its stock purchase, sublicense and consulting agreements with PE Biosystems. Most of such borrowings were repaid in September 1999.

     Interest income increased $76,213 to $92,271 in 2000 from $16,058 as a result of the increase in cash deposits primarily as a result of the proceeds from the transactions with PE Biosystems.

     In fiscal 2000, the Company reported other income of $93,191 representing the reversal of an estimate for interest and penalties due to the Internal Revenue Service, which interest and penalties were forgiven by the Internal Revenue Service in connection with a negotiated settlement with the Company in March 2000.

Results of Operations for the Years Ended March 31, 1999 and 1998

     The Company had total revenue of $317,672 and $341,813 for the fiscal years ended March 31, 1999 and 1998, respectively. Revenue for both periods reflect sales from product lines other than the Company's principal products. To date, the Company has received limited revenues from the sales of products. The decreases in revenue of $24,141, or approximately 7%, during fiscal year 1999 and $220,497, or approximately 39%, during fiscal year 1998, were due primarily to the increased focus of the Company on its various research and development, commercialization and fundraising efforts, which resulted in the shifting of key personnel from sales and marketing into such activities, and secondarily to the lack of any full time sales and marketing staff.

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

     Research and development expenses decreased 18% to $1,050,933 in 1999 due to the offsetting Small Business Innovative Research (SBIR) grant and increased 132% in 1998 to $1,279,959, due primarily to increased expenditures for the Company's new licensed technologies. The proceeds of the public offering in September 1997 and the Bridge Financing during the second half of the fiscal year ended March 31, 1997, enabled the Company to increase its research and development activities, which are dependent primarily on cash availability.

     General and administrative expenses were $1,380,638 and $1,282,002 during the fiscal years ended March 31, 1999 and 1998, respectively, an increase of $98,636, or approximately 8% in fiscal 1999. Approximately $386,118 and $355,125 of general and administrative expenses for the fiscal years ended March 31, 1999 and 1998, respectively, were attributable to payroll, payroll taxes and employee benefits. This represents an increase of $30,993 during fiscal 1999 as compared to the preceding fiscal year. During fiscal 1999, legal, accounting and consulting fees increased by $149,349 to $611,600.

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

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through the sale of equity securities and loans, most of which loans were repaid with the proceeds from the Company's initial public offering. All of such funds were expended on the development and commercialization of the Company's products, primarily its mass spectrometers and Luminoscopes. From January 1999 until July 1999, the Company had been dependent primarily on funds advanced by its chief executive officer to meet payroll and expenses. During that period, the Company failed to make payments under its license agreements.

     On July 30, 1999, the Company restructured its license agreement with ISURF for technology used to develop the Company's DNA Sequencer and entered into a sublicense agreement relating to certain of such technology with PE Biosystems. In connection with the sublicense agreement, PE Biosystems made an investment in the Company. PE Biosystems also retained the Company as a consultant.

    The aggregate $5,000,000 in gross proceeds received July 30, 1999 from the sublicense and sale of preferred stock with PE Biosystems, and other agreements, as well as the revenues from its products, will provide the Company with additional liquidity, allow it to pay amounts owing under its license agreement with ISURF, begin marketing and production of the DNA Sequencer and the HTS-MPCE system, and, the Company believes, meet all of its existing obligations over the next twelve months.

     In order to further develop and expand the business in accordance with its plans, the Company anticipates that it will need significant additional capital by the next fiscal year to greatly expand its manufacturing capabilities, launch a substantial sales and marketing program, pay various required license and milestone fees, establish third-party collaborations and pursue additional research and development. If the Company is unable to generate significant sales of its core products, it may need to obtain additional debt or equity financing. There can be no assurance, however, that the Company will be able to obtain such financing on terms acceptable to it.

     The Company's capital requirements depend on many factors, including the status of the development of its products, obtaining manufacturing capabilities to produce its products in volume, prosecuting and enforcing its intellectual property rights, completing technological and market developments, and the ability of the Company to develop new collaborative and licensing arrangements.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------

     Our financial statements, including the auditor's report and notes to the financial statements, appear on pages F-1 to F-21, which flow immediately after the signature page on page 26. Pages F-1 to F-21 are incorporated herein by reference.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     On December 8, 1999, PricewaterhouseCoopers LLP ("PwC") advised the Company that its client-auditor relationship had ceased.

     PwC's reports on the financial statements of the Company for the fiscal years ended March 31, 1999 and 1998 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph in both reports which expressed a substantial doubt about the Company's ability to continue as a going concern. In connection with the audit of the Company's financial statements for the years ended March 31, 1999 and 1998, and through the subsequent interim period through December 8, 1999 (the date of termination), there has not been a disagreement with PwC on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PwC, would have caused it to make reference thereto in its report on the financial statements for such years. In addition, during the two most recent fiscal years and through the subsequent interim period through December 8, 1999 (the date of termination), there has not been a reportable event as described in paragraph(a)(1)(v) of Item 304 of Regulation S-K, promulgated under the Securities Act of 1934, as amended.

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE OFFICERS
          ------------------------------------------------------

    The information required by this Item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

    The information required by this Item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

    The information required for this Item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

    The information required for this Item is set forth in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
          -------------------------------------

(a) Exhibits

        Exhibit No.   Description
        -----------   -----------
           3.1(1)     Restated Certificate of Incorporation of SpectruMedix Corporation, as filed with the
                      Delaware Secretary of State on March 5, 1993.
           3.2(1)     Certificate of Amendment to Restated Certificate of Incorporation of SpectruMedix
                      Corporation, as filed with the Delaware Secretary of State on March 11, 1997.
           3.3(1)     Second Amended and Restated Certificate of Incorporation of SpectruMedix
                      Corporation, as filed with the Delaware Secretary of State on September 17, 1997.
           3.4(2)     Certificate of Designation of the Company's Series A Preferred Stock, as filed with the Delaware Secretary of State on July 28, 1999.
           3.5(1)     Certificate of Designation of Rights and Preferences of Series B Preferred Stock of
                      SpectruMedix Corporation, filed with the Secretary of State of the State of Delaware on February 22, 2000.
           3.6(1)     Amended and Restated Bylaws of SpectruMedix Corporation.
           4.1(1)     Form of Stock Certificate.
           4.2(1)     Form of Registration Rights Agreement by and between SpectruMedix Corporation and certain stockholders.
           4.3(1)     1997 Stock Incentive Plan of SpectruMedix Corporation and related documents.
           4.4(1)     Form of SpectruMedix Corporation Unit Purchase Option.
           4.5(1)     Form of Warrant Agreement by and between SpectruMedix Corporation and ChaseMellon
                      Shareholder Services, L.L.C.
           4.6(1)     Notice of Grant and Stock Option Agreement for option to purchase shares of Common
                      Stock granted to Joseph K. Adlerstein.
           4.7(1)     Form of Unit.
           4.8(1)     Form of Redeemable Warrant.
           4.9(1)     Form of Warrant issued in the Bridge Financing.
          10.1(1)     Form of Indemnification Agreement.

          10.2(1)     Asset Purchase Agreement dated April 5, 1993 by and between Lab Software Associates,
                      Inc and SpectruMedix Corporation.
          10.3(1)     Form of Warrant Agreement by and between the Company and the Gross Foundation, Inc.
          10.5(1)     Option Agreement dated May 1, 1995 by between SpectruMedix Corporation and Iowa
                      State University Research Foundation (ISURF).
          10.6(1)     Commercial Lease Agreement dated July 9, 1996 by and between FMF Partnership and
                      SpectruMedix Corporation.
          10.7(1)     Employment Agreement dated March 31, 1997 by and between SpectruMedix Corporation and Joseph K. Adlerstein.
          10.8(1)     Scientific Advisory Board and Consulting Agreement by and between SpectruMedix
                      Corporation and Dr. Edward Yeung.
          10.9(1)     Scientific Advisory Board and Consulting Agreement by and between SpectruMedix
                      Corporation and Dr. Marc Hellerstein.
         10.10(1)(4)  License Agreement dated June 24, 1997 by and between SpectruMedix Corporation and
                      Iowa State University Research Foundation (ISURF).
         10.11(1)     Amendment No. 1 to Employment Agreement by and between SpectruMedix Corporation and
                      Joseph K. Adlerstein.
         10.12(1)     Letter Agreement by and between SpectruMedix Corporation and Bernard Sonnenschein.
         10.13(5)     Sponsored Research Agreement, effective as of March 15, 1998, by and between The
                      Trustees of the University of Pennsylvania and SpectruMedix Corporation.
         10.14(5)     License Agreement, effective as of March 15, 1998, by and between The Trustees of the University of Pennsylvania and SpectruMedix Corporation.
         10.15(5)     Amendment to License Agreement, dated July 30, 1999, between Iowa State University
                      Research Foundation (ISURF) and SpectruMedix Corporation
         10.16(5)     Sublicense Agreement, dated July 30, 1999, between SpectruMedix Corporation and The
                      Perkin-Elmer Corporation
         10.17(2)     Stock Purchase Agreement, dated July 30, 1999, between SpectruMedix Corporation and
                      PE Corporation
         10.18(5)     Consulting Services Agreement, dated July 30, 1999, between SpectruMedix Corporation and The Perkin-Elmer Corporation
         10.19(6)     Amended and Restated Promissory Note, dated as of December 31, 1998, made by
                      SpectruMedix Corporation in favor of Dr. Joseph K. Adlerstein.
         10.20(6)     Option Agreement, dated January 13, 2000, between SpectruMedix Corporation and Dr.
                      Joseph K. Adlerstein.
          23.1*       Consent of Ernst & Young LLP
          23.2*       Consent of PricewaterhouseCoopers LLP
          27.1*       Financial Data Schedule
            99(7)     Letter of PricewaterhouseCoopers LLP, dated December 15, 1999, addressed to the
                      Securities and Exchange Commission.

         _________________
         *    Filed herewith.
         (1) Incorporated by reference to exhibits filed with our registration statement on Form SB-2, File No. 333-06650, which was declared effective September 16, 1997.
         (2) Incorporated by reference to exhibits filed with our annual report on Form 10-KSB for the year ended March 31, 1999.
         (3) Confidential treatment has been granted with respect to certain portions of this exhibit.
         (4) Confidential treatment has been requested with respect to certain portions of this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
         (5) Incorporated by reference to exhibits filed with our current report on Form 8-K, filed with the Securities and Exchange Commission on December 15, 1997.

         (6) Incorporated by reference to exhibits filed with our quarterly report on Form 10-QSB for the quarter ended December 31, 1999.
         (7) Incorporated by reference to exhibits filed with our current report on Form 8-K, files with the Securities and Exchange Commission on December 15, 1999.

(b) Reports on Form 8-K

         No Current Reports on Form 8-K were filed in the last quarter of the fiscal year ended March 31, 2000

                                  SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 14, 2000

                                 SPECTRUMEDIX CORPORATION

                             By: /s/ Joseph K. Adlerstein
                                 ---------------------------------------

                                 Joseph K. Adlerstein, Ph.D.
                                 President, Chief Executive Officer and
                                 Chairman of the Board of Directors

    In accordance with the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicates.

Date:  July 14, 2000

                             By: /s/ Joseph K. Adlerstein
                                 ---------------------------------------

                                 Joseph K. Adlerstein, Ph.D.
                                 President, Chief Executive Officer and
                                 Chairman of the Board of Directors

Date:  July 14, 2000

                             By: /s/ Stephen Wertheimer
                                 ----------------------------------------

                                 Stephen Wertheimer
                                 Director

Date:  July 14, 2000

                             By: /s/ Judy K. Mencher
                                 ----------------------------------------

                                 Judy K. Mencher
                                 Director

                            SpectruMedix Corporation

                          Index to Financial Statements



                                                                                                       Page
Report of Independent Auditors........................................................................ F-2
Report of Independent Accountants..................................................................... F-3
Audited Financial Statements
Balance Sheets as of March 31, 2000 and 1999.......................................................... F-4
Statements of Operations for the years ended March 31, 2000 and 1999.................................. F-5
Statements of Stockholders' Equity (Deficit) for the years ended March 31, 2000 and 1999.............. F-6
Statements of Cash Flows for the years ended March 31, 2000 and 1999.................................. F-7
Notes to Financial Statements......................................................................... F-8

                         Report of Independent Auditors

To the Board of Directors and Stockholders of SpectruMedix Corporation

We have audited the accompanying balance sheet of SpectruMedix Corporation as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of SpectruMedix Corporation at March 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Ernst & Young LLP


Harrisburg, Pennsylvania
May 16, 2000

                       Report of Independent Accountants



To the Board of Directors and Stockholders of SpectruMedix Corporation


In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SpectruMedix Corporation as of March 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above.

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


                                    /s/ PricewaterhouseCoopers LLP

New York, New York
July 9, 1999

                            SpectruMedix Corporation

                                 Balance Sheets

                                                                                                March 31
                                                                                        2000               1999
                                                                                   ---------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                        $  2,183,458     $       20,318
    Accounts receivable                                                                   181,137             55,319
    Inventories                                                                           617,191            527,979
    Prepaid expenses                                                                       14,642              4,582
                                                                                   ---------------------------------
Total current assets                                                                    2,996,428            608,198

Property and equipment, net                                                               475,855            463,536
Patent fees                                                                               490,902            358,816
License and license options, net of accumulated amortization of
    $121,675 and $88,672, respectively                                                     20,525            106,343
Security deposit                                                                            8,479              8,479
                                                                                   ---------------------------------
Total assets                                                                         $  3,992,189     $    1,545,372
                                                                                   =================================

Liabilities and stockholders' equity (deficit)
 Current liabilities:
    Accounts payable and accrued expenses                                            $  1,719,278     $    2,389,486
    Current portion of long-term capital lease obligations                                 37,915             29,926
    Current portion of deferred revenue                                                 1,238,096                  -
    Officer's note                                                                              -            161,423
                                                                                   ---------------------------------
Total current liabilities                                                               2,995,289          2,580,835

Long-term capital lease obligations, net of current portion                                83,222            103,273
Deferred revenue, net current portion                                                     888,889                  -

Stockholders' equity (deficit):
    Preferred Stock, $.00115 par value; 2,000,000 shares authorized
       at March 31, 2000 and 1999                                                               -                  -
    Series A Preferred stock, 2,000 shares issued
       and outstanding in 2000, none in 1999 (liquidation
       preference of $2,000,000)                                                                2                  -
    Series B Preferred stock, 103.125 shares issued and outstanding
       in 2000, none in 1999 (liquidation preference of $103,125)                               -                  -
    Common stock, $.00115 par value, 23,000,000 shares authorized, 4,241,989 and
       3,530,214 shares issued and outstanding at
       March 31, 2000 and 1999, respectively                                                4,877              4,059
    Note receivable arising from issuance of common stock                                 (37,500)                 -
    Additional paid-in-capital                                                         12,498,434         10,369,889
    Accumulated deficit                                                               (12,441,024)       (11,512,684)
                                                                                   ---------------------------------
Total stockholders' equity (deficit)                                                       24,789         (1,138,736)
                                                                                   ---------------------------------
Total liabilities and stockholders' equity (deficit)                                 $  3,992,189     $    1,545,372
                                                                                   =================================

See accompanying notes.

                            SpectruMedix Corporation

                            Statements of Operations

                                                                                      Year ended March 31
                                                                                   2000                 1999
                                                                           ------------------------------------------

Sales                                                                        $        320,390     $        317,672
Sublicense and consulting revenue                                                     873,015                    -
                                                                           ------------------------------------------
                                                                                    1,193,405              317,672

Cost of sales                                                                         644,384              831,164
                                                                           ------------------------------------------

Gross profit (loss)                                                                   549,021             (513,492)

Operating expenses:
    Research and development, net                                                     499,159            1,050,933
    General and administrative                                                      1,133,589            1,380,638
                                                                           ------------------------------------------
Total operating expenses                                                            1,632,748            2,431,571

Loss from operations                                                               (1,083,727)          (2,945,063)

Other income (expense):
    Interest income                                                                    92,271               16,058
    Interest expense                                                                  (30,075)             (13,527)
    Other                                                                              93,191                    -
                                                                           ------------------------------------------
Total other income                                                                    155,387                2,531
                                                                           ------------------------------------------
Net loss                                                                     $       (928,340)    $     (2,942,532)
                                                                           ==========================================

Basic and diluted loss per share                                             $        (0.25)      $         (0.84)
                                                                           ==========================================

Weighted average common shares outstanding used for basic and
    diluted loss per share                                                          3,785,900            3,521,419
                                                                           ==========================================

See accompanying notes.

                            SpectruMedix Corporation

                  Statements of Stockholders' Equity (Deficit)

                                                                 Series A                   Series B
                                                                Convertible                Convertible
                                       Common Stock            Preferred Stock            Preferred Stock
                                  ----------------------     ----------------------   ---------------------
                                     Shares      Amount        Shares        Amount     Shares      Amount
                                  ----------------------     ----------------------    --------------------
Balance at March 31, 1998           3,515,214     $4,042             -       $    -            -     $    -
Issuance of common stock in
   connection with asset               15,000         17             -            -            -          -
   purchase
Compensation expense                        -          -             -            -            -          -
Net loss                                    -          -             -            -            -          -
                                  ----------------------     ----------------------    --------------------
Balance at March 31, 1999           3,530,214      4,059             -            -            -          -
Issuance of preferred stock,                -          -         2,000            2        103.125        -
   net
Issuance of common stock              540,000        621             -            -            -          -
Stock options exercised               171,775        197             -            -            -          -
Compensation expense                        -          -             -            -            -          -
Net loss                                    -          -             -            -            -          -
                                  ----------------------     ----------------------    --------------------
Balance at March 31, 2000           4,241,989     $4,877         2,000       $    2        103.125   $    -
                                  ======================     ======================    ====================


                                               Note                                              Total
                                            Receivable      Additional                        Stockholders'
                                            for Common       Paid-In         Accumulated         Equity

                                              Stock           Capital           Deficit        (Deficit)
                                            --------------------------------------------------------------
Balance at March 31, 1998                   $        -      $10,182,069       $(8,570,152)      $1,615,959
Issuance of common stock in
   connection with asset                             -            7,933                 -            7,950
   purchase
Compensation expense                                 -          179,887                 -          179,887
Net loss                                             -                -        (2,942,532)      (2,942,532)
                                            --------------------------------------------------------------
Balance at March 31, 1999                            -       10,369,889       (11,512,684)      (1,138,736)
Issuance of preferred stock,                         -        2,098,123                 -        2,098,125
   net
Issuance of common stock                       (37,500)          66,879                 -           30,000
Stock options exercised                              -            4,070                 -            4,267
Compensation expense                                 -          (40,527)                -          (40,527)
Net loss                                             -                -          (928,340)        (928,340)
                                            --------------------------------------------------------------
Balance at March 31, 2000                    $ (37,500)     $12,498,434       $(12,441,024)     $   24,789
                                            ==============================================================

        See accompanying notes.

                            SpectruMedix Corporation

                            Statements of Cash Flows

                                                                             Year ended March 31
                                                                          2000                 1999
                                                                     ---------------------------------------
Cash flows from operating activities
Net loss                                                               $     (928,340)      $  (2,942,532)
Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
       Depreciation                                                            95,357              95,896
       Amortization                                                            36,624              53,003
       Noncash compensation expense                                           (15,528)            179,887
       Noncash interest expense                                                19,818               4,843
       Changes in assets and liabilities:
          Accounts receivable                                                (125,818)            (42,513)
          Inventory                                                           (89,212)           (146,856)
          Prepaid expenses                                                    (10,060)             44,844
          Other assets                                                        (82,892)           (148,006)
          Accounts payable and accrued expenses                              (670,209)          1,246,103
          Deferred revenue                                                  2,126,985                   -
                                                                     ---------------------------------------
Net cash provided by (used in) operating activities                           356,725          (1,655,331)

Cash flows from investing activities
Capital expenditures                                                         (107,676)           (144,635)
                                                                     ---------------------------------------
Net cash used in investing activities                                        (107,676)           (144,635)

Cash flows from financing activities
Principal payments on long term obligations                                   (12,062)            (21,782)
Proceeds from officer's notes                                                 222,031             161,423
Repayment of officer's notes                                                 (300,000)                  -
Proceeds from issuance of Common Stock                                          5,000                   -
Proceeds from issuance of Preferred Stock, net of issuance costs            1,995,000                   -
Stock options exercised                                                         4,122                   -
                                                                     ---------------------------------------
Net cash provided by financing activities                                   1,914,091             139,641

Net increase (decrease) in cash and cash equivalents                        2,163,140          (1,660,325)
Cash and cash equivalents, at beginning of year                                20,318           1,680,643
                                                                     ---------------------------------------
Cash and cash equivalents, at end of year                              $    2,183,458       $      20,318
                                                                     =======================================

Supplemental disclosures of cash flows information
Cash paid during the year for interest                               $         30,450       $       8,684
                                                                   =========================================
Conversion of promissory note and accrued interest to preferred
    stock                                                            $        103,125       $           -
                                                                   =========================================
Issuance of Common Stock in exchange for professional services
                                                                     $         25,000       $           -
                                                                   =========================================
Stock options exercised in lieu of payment on promissory note
                                                                     $            147       $           -
                                                                   =========================================

See accompanying notes.

                            SpectruMedix Corporation

                          Notes to Financial Statements

                                 March 31, 2000

1. The Company

SpectruMedix Corporation (the "Company") was incorporated in the State of Delaware on April 16, 1992. The Company devotes substantially all of its resources to the development of its high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer"), an instrument for the acquisition, analysis and management of complex genetic information and its high throughput screening, massive parallel capillary electrophoresis system ("HTS-MPCE system"), a high throughput system based on the technologies developed for the DNA Sequencer, used in the pharmaceutical industry for drug discovery. The DNA Sequencer was developed in part from research efforts conducted at the United States Department of Energy's Ames Laboratory, which is operated by Iowa State University's Institute for Physical Research and Technology. The Company believes DNA sequencing has significant implications for medical, genetic and forensic science applications.

2. Basis of Presentation

The 1999 financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due. Subsequent to March 31, 1999, the Company secured additional equity financing (see Note 11), entered into an amended license agreement, sublicense agreement and consulting agreement (see Note 7), and sold its first HTS-MPCE system.

3. Summary of Significant Accounting Policies

Use of Estimates

To prepare financial statements in accordance with accounting principles generally accepted in the United States, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                            SpectruMedix Corporation

3. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with two separate financial institutions. The Company invests its excess cash in certificates of deposit and money market funds of major financial institutions that are subject to minimal credit and market risk.

To date, the Company's revenues have been materially dependent on a limited number of customers. The nature of the Company's business (see Note 1) is such that during any individual accounting period it may sell its products to a limited number of significant customers. During the year ended March 31, 2000, product sales consisted of approximately 56%, to one major customer. During the year ended March 31, 1999, product sales consisted of approximately 24%, 15% and 12% to three separate customers. The Company generally requires no collateral from its customers. The Company's existing and proposed products require high quality raw materials and components that the Company purchases from third-party suppliers. The Company believes adequate sources of supply exist for all raw materials and components it will need, and that such items are available on commercially reasonable terms.

Revenue Recognition

Revenue from the sale of products is recognized at the time goods are shipped. Revenue from maintenance and service agreements is recognized over the terms of the agreements. Related costs are charged to expense in the period incurred.

Deferred Revenue

Deferred revenue represents the portion of revenue received under sublicense and consulting agreements that will be credited to income as earned, usually over the life of the agreement.

Research and Development

Research and development costs, other than software development costs, are charged to expense as incurred and are reported net of grants received from U.S. federal agencies. Grants received for the years ended March 31, 2000 and 1999, were approximately $328,000 and $522,000, respectively. Software development costs incurred to establish technological feasibility of the Company's products are charged to expense when incurred. Costs incurred subsequent to the establishment of technological feasibility are capitalized. As of March 31, 2000, no software development costs have been capitalized. Capitalization of computer software costs is discontinued when the product is available to be sold or leased.

Costs of maintenance and customer support are expensed when the related revenue is recognized or when the costs are incurred, whichever occurs first.

                            SpectruMedix Corporation

3. Summary of Significant Accounting Policies (continued)

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management periodically evaluates the ongoing value of property and equipment and has determined that there were no indications of impairment as of March 31, 2000 and 1999.

License Fees

License fees include costs of obtaining licensed technology and are amortized over the shorter of their estimated useful lives or the agreement terms.

Patent Fees

The Company has incurred patent application and related legal fees through March 31, 2000 and 1999 of approximately $495,000 and $365,000, respectively. If patents are granted, the patent fees will be amortized over the expected useful lives of the patents, or otherwise expensed.

                            SpectruMedix Corporation

3. Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses advertising costs as incurred. During the years ended March 31, 2000 and 1999, the Company expensed approximately $46,000 and $7,000, respectively.

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

Loss Per Share

Loss per share is accounted for under Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). FAS 128 also requires presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of Common Stock outstanding during the period. Diluted EPS adjusts the Basic EPS to give effect to all potentially dilutive Common Stock equivalents (options, warrants, convertible securities or contingent stock arrangements) outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would be antidilutive.

Reclassification

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

                            SpectruMedix Corporation

4. Economic Dependency

Prior to the year ended March 31, 2000, substantially all of the Company's revenues have been derived from sales of the Company's original product lines, which included mass spectrometers, Luminoscopes, electronic components and software. As noted above, currently, the Company is devoting substantially all of its resources to the development, commercialization and marketing of the DNA Sequencer and massive capillary electrophoresis analysis system.

The Company achieved limited sales of its other product lines and such sales were materially dependent on a limited number of customers. The nature of the Company's business was such that during any individual accounting period it sold its products to a limited number of significant customers. The Company has only sold one massive capillary electrophoresis analysis system, and sales of the DNA Sequencer and the massive capillary electrophoresis analysis system may also be characterized by sales to a limited number of customers during any individual accounting period.

The Company's DNA Sequencer requires high quality raw materials and components that the Company purchases from third-party suppliers. Certain raw materials or components may, however, from time to time, be difficult to obtain, which difficulties may result in production delays or require the Company to find alternate means of production. In particular, both the lasers and capillaries used in the DNA Sequencer are each purchased from one manufacturer who only produces a limited number of units. Such manufacturers may not be able to supply all of the Company's needs. Thus, the Company's ability to manufacture its products will depend on its ability to establish and maintain commercial relationships with at least certain of such suppliers. The Company does not currently maintain supply agreements with any of its suppliers. The Company believes adequate sources of supply exist for all raw materials and components it will need, and that such items are available on commercially reasonable terms.

5. Inventories

The components of inventory as of March 31, 2000 and 1999 are as follows:

                                            2000                1999
                                     ---------------------------------------

     Raw materials                      $   165,120          $   201,505
     Work-in-process                        323,875              203,889
     Finished goods                         128,196              122,585
                                     ---------------------------------------
                                        $   617,191          $   527,979
                                     =======================================

                            SpectruMedix Corporation

6. Property and Equipment

Property and equipment consists of the following as of March 31:

                                                             March 31
                                                      2000              1999
                                                    --------------------------

     Equipment                                      $   723,974     $  616,498
     Furniture and fixtures                               1,006          1,006
     Transportation equipment                            38,339         38,339
     Property improvements                                2,789          2,589
                                                    --------------------------
                                                        766,108        658,432
Less accumulated depreciation and amortization         (290,253)      (194,896)
                                                    --------------------------
                                                    $   475,855     $  463,536
                                                    ==========================

Equipment includes $179,556 of assets acquired under capital leases. Accumulated depreciation related to those assets was approximately $56,100 at March 31, 2000.

7. Amended License Agreement and Sublicense Agreement, and Consulting Agreement

Amended License Agreement and Sublicense

Due to the Company's financial condition during fiscal year 1999, it was not able to make certain required payments under its license agreement with a major university relating to the DNA Sequencer. On July 30, 1999, Iowa State University Research Foundation (the "University") and the Company entered into an amendment to the license agreement ("Amended License"), pursuant to which the Company agreed to pay $500,000 under the Amended License and the University agreed to waive any defaults for the failure to pay overdue amounts. The parties also agreed to a revised schedule of minimum royalties. Additionally, the University consented to the grant of a sublicense to an unrelated company, and the Company agreed to pay the University a majority of the minimum royalties received under the sublicense for the first three years, and all of the minimum royalties thereafter. However, in the event royalties under the Sublicense exceed certain milestone amounts, such royalties will be shared equally with the University. The Company also granted the University a phantom stock award equal to 150,000 shares of the Company's Common Stock, which will have the right to participate in the increase in value of the Company's Common Stock between July 30, 1999 and the date of any sale of the Company. However, if the Company consummates one or more transactions in which it receives net cash proceeds of $25,000,000 or more, the Company will be obligated to pay to the University in the same calendar year and each year thereafter (i) 100 percent of Sublicense fees up to $1,000,000 and (ii) 50 percent of Sublicense fees greater than $1,000,000.

                            SpectruMedix Corporation

7. Amended License Agreement and Sublicense Agreement, and Consulting Agreement (continued)

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

Concurrently with entering into the Amended License with the University, the Company entered into a sublicense agreement pursuant to which the Company granted a company (the "Sublicensee") an exclusive sublicense to use certain patents for the development of DNA sequencing machines using 30 or fewer capillaries and using side entry illumination. The Company also granted the Sublicensee a right of first refusal to sublicense such technology for use in DNA sequencing machines using more than 30 capillaries. On July 30, 1999, the Sublicensee paid the Company a $1,000,000, as a prepayment of royalties and, commencing with the twelve-month period beginning August 1, 2000, the Sublicensee agreed to pay to the Company certain minimum annual royalties. Such minimum royalties are non-refundable, but are credited against the earned royalties payable pursuant to the sublicense agreement.

Consulting Agreement

On July 30, 1999, the Company and the Sublicensee entered into a three-year consulting agreement pursuant to which the Company will provide consulting services to the Sublicensee. In connection with such agreement, the Company received a lump sum fee of $2,000,000, which was credited to deferred income. Such consulting fees are being credited to income over the three-year term of the agreement as the consulting services are rendered.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are comprised of the following at March
31:

                                                        March 31
                                                2000             1999
                                             ------------------------------

     Trade accounts payable                   $  1,350,320     $    823,726
     Accrued payroll                                81,628           85,509
     Accrued legal                                  37,908          385,817
     Accrued sponsored research fees                   417          399,757
     Accrued license royalties                      56,250          437,500
     Other accrued liabilities                     192,755          257,177
                                             ------------------------------
                                              $  1,719,278     $  2,389,486
                                             ==============================

                           SpectruMedix Corporation

9. Related Party Transactions

During the period between January 1999 and September 1999 an officer and stockholder advanced the Company $383,454 under a note agreement. The note bears interest at a rate of 12% per annum and was due in December 1999, of which $300,000 was paid back subsequent to September 9, 1999.

In May 1999, the officer and stockholder exercised stock options to purchase 127,827 shares of the Company's common stock at an exercise price of $0.00115, the market value of the Company's stock on the date of grant, in lieu of payment on the promissory note in the amount of $147.

On January 13, 2000, the Company amended and restated the promissory note. The amended note extended the term of the loans to December 31, 2000 and provided that each $1,000 of principal amount and accrued but unpaid interest outstanding under the amended note may be converted into one share of the Company's Series B Preferred Stock.

On January 13, 2000, the remaining amount outstanding under the note (including $19,818 accrued interest) was converted into 103.125 shares of the Company's Series B Preferred Stock.

10. Long-Term Obligations

The Company has a loan agreement for the purchase of an automobile in the principal amount of $36,614, of which $23,703 and $29,916 was outstanding at March 31, 2000 and 1999, respectively. The loan bears interest at 9% per annum, is payable in 72 equal monthly installments of $660 through October 2003, and is secured by the underlying vehicle.

The Company also leases certain office equipment from various third parties accounted for as capital leases.

Future minimum annual payments due under long term obligations are as follows at March 31, 2000:

               Year
               2001                                     $      46,149
               2002                                            41,794
               2003                                            35,767
               2004                                            14,895
                                                        -------------
                                                              138,605
               Less: amount representing interest              17,468
                                                        -------------
                                                              121,137
               Less: current portion                           37,915
                                                        -------------
                                                        $      83,222
                                                        =============

                           SpectruMedix Corporation

11. Capital Stock

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

During the year ended March 31, 1999, the Company issued 15,000 shares of Common Stock valued at approximately $0.53 per share as consideration for the purchase of certain assets of another company.

As of January 1, 2000, the Company granted 100,000 shares of Common Stock, having a fair market value of $0.125 per share, in connection with an appointment to the board of directors and in recognition of the consulting services the now board members provided to the Company on an uncompensated basis since August 1999.

On January 13, 2000, the Board of Directors of the Company granted an executive of the Company 100,000 shares of Common Stock, having a fair market value of $0.125 per share.

On January 3, 2000, the Company also sold 340,000 shares of its Common Stock for $0.125 per share, the closing market price of the Company's Common Stock on such date, to certain of its consultants and advisors, including 40,000 shares to a consultant who has been acting in the capacity of the Company's chief financial officer.

Preferred Stock

Series A

The Company has authorized the issuance of 2,000 shares of Preferred Stock designated as Series A Preferred Stock.

On July 30, 1999, the Company completed the sale and issuance of 2,000 shares of Series A Preferred Stock ("Series A Preferred") at $1,000 per share, providing net proceeds of $1,995,000. The shares were sold to the sublicensee per Note 7.

                           SpectruMedix Corporation

11. Capital Stock (continued)

The holders of Series A Preferred are entitled to (i) share in dividends on a pro-rata basis with common stockholders on an as-converted basis; (ii) a liquidation preference equal to the sum of the price paid per share and all declared and unpaid dividends (the "Liquidation Preference"); (iii) optional redemption by the Company of the Liquidation Preference with notice of at least 20 days; (iv) vote on all matters on an as-converted basis; and (v) convert to Common Stock at the Liquidation Preference Amount multiplied by the shares to be converted divided by the conversion price (the "Conversion Price") per share. The initial Conversion Price is equal to $2.50 per share of Common Stock, and is subject to adjustment in the event that shares of Common Stock are issued without consideration or for consideration per share less than the conversion price.

Series B

The Company has authorized the issuance of 750 shares of Preferred Stock designated as Series B Preferred Stock.

On January 13, 2000, an officer and stockholder of the Company converted $103,125 outstanding under a promissory note into 103.125 shares of the Company's Series B Preferred Stock (see Note 9).

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

The Company is required at all times to reserve out of its authorized but unissued shares of Common Stock shares sufficient to effect the conversion into Common Stock of the Series A and Series B Preferred Stock shares from time to time. At March 31, 2000 and 1999, the Company reserved and kept available 1,625,000 and zero shares of Common Stock to effect the conversion of the Series A and B Preferred Stock, respectively.

12. Stock-Based Compensation and Outstanding Warrants

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock-based compensation and to provide disclosures required under FAS No. 123, Accounting for Stock-Based Compensation.

                           SpectruMedix Corporation

12. Stock-Based Compensation and Outstanding Warrants (continued)

APB No. 25 requires no recognition of compensation expense for most of the stock based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and employee and Board of Directors option grants where the exercise price is equal to the market value at the date of grant. However, APB No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock.

Under various stock option plans and awards, options to purchase common stock generally are granted at the fair market value at the date of grant, vest in annual installments over a four-year period, and are exercisable for a period of ten years from the date of grant.

Transactions under the Plan are summarized as follows:

                                                                 2000                         1999
                                                     ------------------------------- ------------------------
                                                                       Weighted                      Weighted
                                                                        Average                      Average
                                                        Number of      Exercise           Number     Exercise
                                                         Shares         Price           of Shares      Price
                                                     --------------------------------------------------------
   Options outstanding at beginning of year             237,008       $ 0.0938 (1)       207,836     $  4.60
   Options granted                                      238,956         0.0938            57,000        6.25
   Options exercised                                    (43,948)        0.0938                 -           -
   Options forfeited                                    (42,136)        0.0938           (27,828)       4.60
                                                     --------------------------------------------------------
   Options outstanding at end of year                   389,880       $ 0.0938           237,008     $  5.00
                                                     ========================================================
   Options exercisable at March 31                      389,880
                                                     ==========

   Options available for future grant at March 31       610,120
                                                     ==========
   Weighted average years remaining contractual
     life at March 31                                       8.3
                                                     ==========

   (1) Repriced as of May 1, 1999

In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under FAS No. 123 for stock-based compensation granted in 1995 and thereafter, including, if materially different from reported results, disclosure of pro forma net income or loss and per share amounts had compensation expense related to grants made after December 31, 1994 been measured under the fair value recognition provisions of FAS No. 123. Had compensation cost for options grants to employees been determined based upon the fair value at the date of grant for awards under the Plan consistent with the methodology prescribed under FAS No. 123, the Company's net loss and basic and diluted loss per share for the years ended March 31, 2000 and 1999 would have increased by approximately $12,000 and $240,000, respectively.

                           SpectruMedix Corporation

12. Stock-Based Compensation and Outstanding Warrants (continued)

The fair values of options granted to employees during the years ended March 31, 2000 and 1999 have been determined on the date of the respective grant using the Black-Scholes option pricing model based on the following assumptions:

                                                        2000            1999
                                                     -----------------------

     Dividend yield                                  None            None
     Weighted average risk free interest rate        6.00            5.53
     Volatility                                      60%             60%
     Expected life (in years)                        5 years         9 years

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

In December 1999, the Company granted non-plan options to purchase 50,000 shares of its Common Stock to consultants. The options have an exercise price of $0.093750 per share, the estimated fair value of the Common Stock on the date of grant, and expire in December 2009. The options vest in equal annual installments over a five-year period.

In September 1997, and in connection with the Company's IPO, the Company granted the underwriters options to purchase 104,400 units (the "Underwriter's Unit Purchase Options"). Each of the Underwriter's Unit Purchase Options are exercisable to purchase one unit at $9.49, each unit consisting of one share of the Company's Common Stock and one Class B Redeemable Warrant. The Class B Redeemable Warrant is identical to the Redeemable Warrants except that it has an exercise price of $12.38 per share and is subject to redemption in the event the market price of the Company's Common Stock equals or exceeds $16.50 per share. The Underwriter's Unit Purchase Options are exercisable for a period of four years commencing in September 1998.

                           SpectruMedix Corporation

12. Stock-Based Compensation and Outstanding Warrants (continued)

Shares reserved for future issuances of Common Stock are as follows:

                                                     2000
                                                    ---------

               Stock options                          709,880
               Warrants (including units)           2,153,400
                                                    ---------
                                                    2,863,280
                                                    =========

13. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                                                 2000             1999
                                                                          --------------------------------
Numerator:
    Net loss                                                              $     (928,340)   $   (2,942,532)
                                                                          ================================

Denominator:
    Weighted-average shares                                                    3,785,900         3,521,419
                                                                          ================================

Net loss per share, basic and diluted                                     $        (0.25)   $        (0.84)
                                                                          ================================

Antidilutive options, warrants, and convertible preferred stock
    not included in loss per share calculation                                 4,448,280         2,252,150
                                                                          ================================

14. Commitments

In July 1996, the Company entered into an agreement to lease office and factory space in State College, Pennsylvania for one year at an annual rent of $101,750. The Company has an option in perpetuity to renew the lease for additional one-year periods that must be exercised within three months of the end of the lease term for the respective year. During the fiscal year ended March 31, 2000, the Company exercised its option to renew the lease through June 30, 2001.

In March 1997, the Company entered into a three-year employment agreement with its Chairman of the Board of Directors, President and Chief Executive Officer. The agreement provides for annual compensation of $96,000, annual minimum increases of 5% and annual bonuses of up to 25% of base salary plus $24,000 through the term of the agreement for past services rendered as future realization is not assured.

                           SpectruMedix Corporation

15. Income Taxes

The Company has incurred losses since inception that have generated net operating loss carryforwards of approximately $12,300,000 and $11,638,000 at March 31, 2000 and 1999, respectively, for federal and state income tax purposes. These carryforwards are available to offset future taxable income and will expire in years 2006 through 2019 for federal income tax purposes. These losses may be subject to limitation on future years' utilization should certain ownership changes occur.

The net operating loss carryforwards and temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a net deferred tax benefit of approximately $4,920,000 and $4,655,000 at March 31, 2000 and 1999, respectively. The Company has recorded a valuation allowance of an equal amount on such dates to fully offset the deferred tax benefit amount.

For the years ended March 31, 2000 and 1999, the Company's effective tax rates differ from the federal statutory rate principally due to net operating losses for which no benefit has been recorded, state taxes and other permanent differences.

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