Form 10QSB
period 2000-06-30
SPECTRUMEDIX CORP
filed 2000-08-14
CIK 1035451

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                                ---------------------------------------------

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   ---------------------

Commission file number    000-22501
                       ------------------------------------------------------


                              SPECTRUMEDIX CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                            25-1686354
-----------------------------------------------------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)



          2124 Old Gatesburg Road, State College, Pennsylvania  16803
-----------------------------------------------------------------------------
                   (Address of principle executive offices)

                                (814) 867-8600
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    ------       ------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,256,018 shares of Common Stock, par value $.001 per share, outstanding as of August 4, 2000

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                          QUARTER ENDED JUNE 30, 2000


                                     CONTENTS



                                                                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements (unaudited)

        Condensed Balance Sheets - June 30, 2000 and March 31, 2000......................................        1
        Condensed Statements of Operations - Three Months Ended June 30, 2000 and June 30, 1999..........        2
        Condensed Statements of Cash Flows - Three Months Ended June 30, 2000 and June 30, 1999..........        3
        Notes to Condensed Financial Statements..........................................................      4-6
Item 2  Management's Discussion and Analysis of Results of Operations and Financial Condition............        7

PART II.    OTHER INFORMATION
        Item 1.  Legal Proceedings.......................................................................       10
        Item 2.  Changes in Securities and Use of Proceeds...............................................       10
        Item 3.  Defaults Upon Senior Securities.........................................................       10
        Item 4.  Submission of Matters to a Vote of Security Holders.....................................       10
        Item 5.  Other Information.......................................................................       10
        Item 6.  Exhibits and Reports on Form 8-K........................................................       10

                 (a)  Exhibits...........................................................................       10

                 (b)  Reports on Form 8-K................................................................       10

                            SPECTRUMEDIX CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                    June 30,                   March 31,
                                                                                      2000                       2000
                                                                                  ------------               ------------
                                                                                   (Unaudited)                 (Note 1)
                                ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                               $  1,373,333               $  2,183,458
          Accounts receivable                                                           21,411                    181,137
          Inventories                                                                  877,927                    617,191
          Prepaid expenses                                                              30,285                     14,642
                                                                                  ------------               ------------

          TOTAL CURRENT ASSETS                                                       2,302,956                  2,996,428
                                                                                  ------------               ------------

          Property and equipment, net                                                  464,345                    475,855
          Patent fees                                                                  543,117                    490,902
          License and license options, net of accumulated                               12,274                     20,525
           amortization of $129,926 and $121,675 respectively
          Security deposit                                                               8,479                      8,479
                                                                                  ------------               ------------

TOTAL ASSETS                                                                      $  3,331,171               $  3,992,189
                                                                                  ============               ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                   $  1,896,005               $  1,719,278
          Current portion of long-term capital lease obligations                        37,347                     37,915
          Current portion of deferred revenue                                          809,525                  1,238,096
                                                                                  ------------               ------------

          TOTAL CURRENT LIABILITIES                                                  2,742,877                  2,995,289
                                                                                  ------------               ------------

Long-term capital lease obligations, net of current portion                             74,055                     83,222
Deferred revenue, net current portion                                                  722,222                    888,889

STOCKHOLDERS' EQUITY (DEFICIT):
          Preferred stock, $.00115 par value, 2,000,000 shares authorized at June 30, 2000 and March 31, 2000

               Series A Preferred stock, 2,000 shares issued and outstanding in              2                          2
                June 30 and March 31, 2000,  (liquidation preference of
                $2,000,000)
               Series B Preferred stock, 103.125 shares issued and outstanding               -                          -
                in June 30 and March 31, 2000, (liquidation preference of
                $103,125)
          Common stock, $.00115 par value, 23,000,000 shares                             4,894                      4,877
           authorized  4,256,018 and 4,241,989 shares issued and
           outstanding, respectively

          Note receivable arising from issuance of common stock                        (37,500)                   (37,500)
          Additional paid-in capital                                                12,573,279                 12,498,434
          Accumulated deficit                                                      (12,748,658)               (12,441,024)
                                                                                  ------------               ------------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (207,983)                    24,789
                                                                                  ------------               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $  3,331,171               $  3,992,189
                                                                                  ============               ============

See notes to condensed financial statements

                            SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                          Three months ended June 30
                                                                                       2000                       1999
                                                                                    ----------                 ----------
SALES                                                                               $   48,606                 $   50,367
SUBLICENSE AND CONSULTING REVENUE                                                      595,238                          -
                                                                                    ----------                 ----------
                                                                                       643,844                     50,367

COST OF SALES                                                                          190,377                    129,457
                                                                                    ----------                 ----------

GROSS PROFIT (LOSS)                                                                    453,467                    (79,090)
                                                                                    ----------                 ----------

OPERATING EXPENSES:
          Research and development costs, net                                          252,512                    204,617
          General and administrative expenses                                          533,499                    246,486
                                                                                    ----------                 ----------

          TOTAL OPERATING EXPENSES                                                     786,011                    451,103
                                                                                    ----------                 ----------

 LOSS FROM OPERATIONS                                                                 (332,544)                  (530,193)
                                                                                    ----------                 ----------

OTHER INCOME (EXPENSE):
          Interest income                                                               26,919                         96
          Interest expense                                                              (2,009)                   (12,282)
                                                                                    ----------                 ----------

          TOTAL OTHER INCOME (EXPENSE)                                                  24,910                    (12,186)
                                                                                    ----------                 ----------

NET LOSS                                                                            $ (307,634)                $ (542,379)
                                                                                    ==========                 ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED FOR BASIC AND                     4,242,667                  3,622,534
    DILUTED LOSS PER SHARE                                                          ==========                 ==========


BASIC AND DILUTED LOSS PER SHARE                                                        $(0.07)                    $(0.15)
                                                                                    ==========                 ==========

See notes to condensed financial statements

                            SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Three months ended June 30
                                                                                             2000          1999
                                                                                         ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                $ (307,634)    $(542,379)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and Amortization                                                              35,592        31,669
  Non-cash compensation expense                                                              73,546        41,808
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                               159,726        19,659
   (Increase) decrease in inventories                                                      (260,736)       13,089
   (Increase) decrease in prepaid expenses                                                  (15,643)            -
   (Increase) in other assets                                                                     -        (3,992)
   Increase in accounts payable and accrued expenses                                        176,727       270,958
   Increase (decrease) in deferred revenue                                                 (595,238)            -
                                                                                         ----------     ---------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      (733,660)     (169,158)
                                                                                         ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                       (68,046)       (4,695)
                                                                                         ----------     ---------

   NET CASH USED IN INVESTING ACTIVITIES                                                    (68,046)       (4,695)
                                                                                         ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long term obligations                                                 (9,735)            -
 Proceeds from officer's notes                                                                    -       171,922
 Repayment of officer's notes                                                                     -        (7,777)
 Stock options exercised                                                                      1,316             -
                                                                                         ----------     ---------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   (8,419)      164,145
                                                                                         ----------     ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (810,125)       (9,708)

CASH AND CASH EQUIVALENTS - beginning of period                                           2,183,458        20,318
                                                                                         ----------     ---------

CASH AND CASH EQUIVALENTS - end of period                                                $1,373,333     $  10,610
                                                                                         ==========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
 Stock options exercised in lieu of payment on promissory note                                    -           147


See notes to condensed financial statements

                            SPECTRUMEDIX CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                                 JUNE 30, 2000



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of SpectruMedix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of June 30, 2000, (b) the results of operations for the three months ended June 30, 2000 and 1999 and
     (c) changes in cash flows for the three months ended June 30, 2000 and 1999. Financial results for the interim period ended June 30, 2000 may not be indicative of the financial results for the fiscal year ending March 31, 2001.

     The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For more information, refer to the audited financial statements for the fiscal year ended March 31, 2000, which were included in the Company's Annual Report on Form 10-KSB.

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

     The Company has available carryforward losses applicable to the reduction of future Federal income taxes aggregating approximately $12,300,000 at March 31, 2000 and which expire at various dates through 2014.

NOTE 3 - ECONOMIC DEPENDENCY

     Prior to the year ended March 31, 2000, substantially all of the Company's revenues have been derived from sales of the Company's original product lines, which included mass spectrometers, Luminoscopes, electronic components and software. As noted above, currently, the Company is devoting substantially all of its resources to the development, commercialization and marketing of the DNA Sequencer and the HTS-MPCE system.

     The Company achieved limited sales of its other product lines and such sales were materially dependent on a limited number of customers. The nature of the Company's business was such that during any individual accounting period it sold its products to a limited number of significant customers. The Company has only sold one HTS-MPCE system, and sales of the DNA Sequencer and the HTS-MPCE system may also be characterized by sales to a limited number of customers during any individual accounting period.

     The Company's DNA Sequencer and HTS-MPCE system require high quality raw materials and components that the Company purchases from third-party suppliers. Certain raw materials or components may, however, from time to time, be difficult to obtain, which difficulties may result in production delays or require the Company to find alternate means of production. In particular, both the lasers and capillaries used in the DNA Sequencer and HTS-MPCE system are each purchased from one manufacturer who only produces a limited number of units. Such manufacturers may not be able to supply all of the Company's needs. Thus, the Company's ability to manufacture its products will depend on its ability to establish and maintain commercial relationships with at least certain of such suppliers. The Company does not currently maintain supply agreements with any of its suppliers. The Company believes adequate sources of supply exist for all raw materials and components it will need, and that such items are available on commercially reasonable terms

NOTE 4 - LEGAL PROCEEDINGS

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

     The main remaining issue asserted by the plaintiff is whether, pursuant to an alleged related agreement, the plaintiff is entitled to 152,174 shares (adjusted to reflect stock splits) of common stock of the Company (the "Common Stock") or, alternatively, $875,000. Plaintiff alleges that the Company undertook to enter into a securities purchase agreement pursuant to which he should have received the aforementioned shares of Common Stock. The Company contends that such securities purchase agreement was never discussed and therefore that no agreement was reached with respect to the terms thereof. Such securities purchase agreement was not signed by either of the parties to the Rubin Note. The Company believes that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of litigation and because the lawsuit is in the initial stages, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect.

NOTE 5 - STOCK OPTIONS

     In May 2000, the Company granted options to purchase 85,000 shares of its common stock to employees under the Company's Stock Incentive Plan (the "Plan") at an exercise price of $1.1875 per share, the estimated fair value of the common stock on the date of grant. The options vest in four tranches, with the first tranche vesting in May 2001. The stock options are exercisable for a period of ten years from the date of grant.

     On March 22, 2000, Judy K. Mencher was appointed to the Board of Directors. In connection with her appointment, on May 17, 2000, the Company granted her immediately exercisable options to purchase 50,000 shares of Common Stock at a price of $1.3125 per share, which options expire in May 2005.

     During the three months ended June 30, 2000, options to purchase 14,029 shares of Common Stock under the Company's stock incentive plan were exercised.

NOTE 6 - LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                                           Three months ended June 30,
                                                                    ---------------------------------------
                                                                               2000                1999
                                                                    ---------------------------------------
Numerator:
 Net loss                                                                    $ (307,634)         $ (542,379)
                                                                    =======================================

Denominator:
 Weighted-average shares                                                      4,242,667           3,622,534
                                                                    =======================================

Net loss per share, basic and diluted                                        $    (0.07)         $    (0.15)
                                                                    =======================================

Antidilutive options, warrants, and convertible preferred stock
 not included in loss per share calculation                                   4,642,584           2,695,408
                                                                    =======================================

NOTE 7 - SUBSEQUENT EVENTS


     On August 11, 2000, the Company entered into two equipment capital leases for equipment necessary for production of the DNA Sequencer and the HTS-MPCE system. The leases have a term of five years each. Payments under such leases total approximately $2,500 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the SpectruMedix Corporation's (the "Company") Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.
Except for the historical information contained herein, the discussion in this Quarterly Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. Factors that could cause or contribute to such differences include, the ability of the Company to commercialize and market the DNA sequencer and the high throughput screening, massive parallel capillary electrophoresis system, the availability of the necessary capital to fund the Company's plans, and the availability of specialized components necessary to manufacture the DNA Sequencer.

Overview

The Company devotes substantially all of its resources and efforts to the commercialization, marketing and sale of its two principal products, its high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer"), an instrument for the acquisition, analysis and management of complex genetic information, and its high throughput screening, massive parallel capillary electrophoresis system (the "HTS-MPCE system"), a high throughput system based on the technologies developed for the DNA Sequencer, used in the pharmaceutical industry for drug discovery. The DNA Sequencer was developed in part from research efforts conducted at the United States Department of Energy's Ames Laboratory, which is operated by Iowa State University's Institute for Physical Research and Technology.

In the Fall of 1999, the Company completed the development and commercialization of its DNA Sequencer and began a directed marketing effort, and the Company developed and commercialized the HTS-MPCE system. On March 31, 2000, Procter & Gamble Pharmaceuticals purchased an HTS-MPCE system for use in pharmaceutical screening. This sale was the first, and to date, the only sale of the Company's principal products.

History

In May 1995, the Company entered into an agreement with Iowa State University Research Foundation ("ISURF"), an affiliate of Ames Laboratories. Under that agreement the Company received an option to acquire an exclusive worldwide license to technology for the commercial development of the DNA Sequencer developed at ISURF. The Company believes its DNA Sequencer is capable of substantially increasing the rate of sequencing over the other commercially available sequencing instruments on the market today and providing reliable results at a lower cost.

In June 1997, the Company exercised its option for the ISURF technology and entered into an exclusive, worldwide licensing agreement. Due to the Company's financial condition during the 1999 fiscal year and through the end of July 1999, however, the Company was not able to make certain required payments under the licensing agreement. On July 30, 1999, the Company amended the license agreement to require the Company to pay $500,000 to ISURF, in exchange for which ISURF waived any defaults for the Company's past failure to make required payments. The amended agreement also provided for a revised schedule of minimum royalties. In addition, ISURF allowed the Company to grant a sublicense to The Perkin-Elmer Corporation, now known as PE Biosystems, in exchange for a portion of the royalties the Company receives from PE Biosystems and a phantom stock award equal to 150,000 shares of the Company's common stock.

Concurrently with the restructuring of the license agreement, the Company granted PE Biosystems an exclusive sublicense to use certain patents for DNA sequencing machines, with the sublicense limited to machines using 30 or fewer capillaries and side entry illumination. The Company also granted PE Biosystems a right of first refusal to sublicense this technology to develop DNA sequencing machines using more than 30 capillaries. On July 30, 1999, PE Biosystems paid the Company a non-refundable sublicense issue fee of $1,000,000, and agreed to pay the Company certain minimum annual royalties commencing with the twelve-month period beginning August 1, 2000. The minimum royalties are non-refundable, but are credited against the earned royalties payable pursuant to the sublicense agreement.

In connection with the sublicense agreement, PE Corporation, the parent company of PE Biosystems, purchased 2,000 shares of the Company's Series A Preferred Stock for $1,000 per share. The Company will pay dividends on the series A preferred stock only if the Company pays dividends on its common stock. The Series A Preferred Sock may be converted into shares of the Company's common stock at a conversion price of $2.50 per share, subject to adjustment in the event of a consolidation, merger, reorganization or sale of substantially all of the Company's assets. In addition, the Company entered into a multi-year consulting agreement with PE Biosystems pursuant to which the Company will provide consulting services to PE Biosystems. Upon execution of the consulting agreement, the Company received a lump sum consulting fee of $2,000,000.

Results of Operations - Three Months Ended June 30, 2000 and 1999

The Company had total sales of $48,606 and $50,367 for the three months ended June 30, 2000 and 1999, respectively. Sales for both periods reflect sales of products from product lines other than the DNA Sequencer and the HTS-MPCE system, and the Company is no longer devoting its resources to the development and marketing of such products. The decrease in sales of $1,761, or approximately 3%, was due primarily to the increased focus of the Company on the commercialization and marketing of the DNA Sequencer and the HTS-MPCE system.

In addition to its sales revenue, the Company recorded sublicense and consulting revenue of $595,238 for the three months ending June 30, 2000 relating to the sublicense and consulting agreements that the Company entered into in July 1999 with PE Biosystems. The Company did not have any such revenue for the three months ended June 30, 1999.

Research and development expenses increased $47,895 or 23% in 2000 to $252,512 from $204,617 in 1999, due primarily to the lack of an offsetting Small Business Innovative Research (SBIR) grant in 2000.

General and administrative expenses were $533,499 and $246,486 during the three months ended June 30, 2000 and 1999, respectively, an increase of $287,013, or approximately 116%. Approximately 61% and 63% of general and administrative expenses for the three months ended June 30, 2000 and 1999, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. The increase was due primarily to the hiring of a national sales director and an increase in legal and accounting expenses.

Interest expense of $2,009 and $12,282 for the three months ended June 30, 2000 and 1999, respectively, resulted from borrowings. Interest expense decreased primarily as a result of repayment of the majority of such borrowings in September 1999.

Interest income increased $26,823 to $26,919 in 2000 from $96 in 1999 as a result of the increase in cash deposits primarily as a result of the proceeds from the transactions with PE Biosystems.

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

         (a)  Exhibits.
              --------

                  The following documents are referenced or included in this report:

                  Exhibit No.
                  -----------
                  27                 Financial Data Schedule.

         (b)  Reports on Form 8-K.
              -------------------

          No Current Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2000.

                                   SIGNATURES
                                   ----------



     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  SPECTRUMEDIX CORPORATION



DATED:  August 14, 2000       By:   /s/ Joseph K. Adlerstein
                                   -------------------------

                                  Joseph K. Adlerstein
                                  President, Chief Executive Officer and
                                  Chairman of the Board (Principal Executive and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit No.  Description
-----------  -----------

   27        Financial Data Schedule.