Form 10QSB
period 2000-09-30
SPECTRUMEDIX CORP
filed 2000-11-14
CIK 1035451

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2000
                                ------------------------------------------------

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  ------------------------------

Commission file number          000-22501
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,266,560 shares of common stock, par value $.001 per share, outstanding as of October 30, 2000.

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                        QUARTER ENDED September 30, 2000


                                     CONTENTS

                                                                                                                Page
PART I.  FINANCIAL INFORMATION
Item 1  Financial Statements (unaudited)

        Condensed Balance Sheets - September 30, 2000 and March 31, 2000......................................   1

        Condensed Statements of Operations - Six and Three Months Ended September 30, 2000 and
        September 30, 1999....................................................................................   2

        Condensed Statements of Cash Flows - Six and Three Months Ended September 30, 2000 and
        September 30, 1999....................................................................................   3

        Notes to condensed Financial Statements...............................................................   4-6

Item 2  Management's Discussion and Analysis of Results of Operations and Financial Condition................... 7

PART II.    OTHER INFORMATION

        Item 1.  Legal Proceedings.............................................................................. 10

        Item 2.  Changes in Securities and Use of Proceeds...................................................... 10

        Item 3.  Defaults Upon Senior Securities................................................................ 10

        Item 4.  Submission of Matters to a Vote of Security Holders............................................ 10-11

        Item 5.  Other Information.............................................................................. 11

        Item 6.  Exhibits and Reports on Form 8-K............................................................... 11

                 (a) Exhibits................................................................................... 11

                 (b) Reports on Form 8-K........................................................................ 11

                            SPECTRUMEDIX CORPORATION
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                   September 30,                March 31,
                                                                                       2000                       2000
                                                                                    ----------                 ----------
                                                                                    (Unaudited)                 (Note 1)
CURRENT ASSETS:
         Cash and cash equivalents                                                  $  621,341                 $2,183,458
          Accounts receivable                                                          251,026                    181,137
          Inventories                                                                1,041,351                    617,191
          Prepaid expenses                                                              32,662                     14,642
                                                                                    ----------                 ----------

          TOTAL CURRENT ASSETS                                                       1,946,380                  2,996,428
                                                                                    ----------                 ----------

          Property and equipment, net                                                  576,555                    475,855
          Patent fees                                                                  588,593                    490,902
          License and license options, net of accumulated
           amortization of $138,177 and $121,675 respectively                            4,024                     20,525
          Security deposit                                                               8,479                      8,479
                                                                                    ----------                 ----------

TOTAL ASSETS                                                                        $3,124,031                 $3,992,189
                                                                                    ==========                 ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                    $  2,104,367                 $  1,719,278
          Current portion of long-term capital lease obligations                         59,250                       37,915
          Current portion of deferred revenue                                           666,667                    1,238,096
                                                                                   ------------                 ------------

          TOTAL CURRENT LIABILITIES                                                   2,830,284                    2,995,289
                                                                                   ------------                 ------------

Long-term capital lease obligations, net of current portion                             161,188                       83,222
Deferred revenue, net current portion                                                   555,556                      888,889

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.00115 par value, 2,000,000 shares authorized at September 30, 2000 and March 31, 2000

 Series A Preferred stock, 2,000 shares issued and outstanding in
  September 30 and March 31, 2000,  (liquidation preference of
  $2,000,000)                                                                                 2                            2
 Series B Preferred stock, 103.125 shares issued and outstanding in September 30 and March 31, 2000, (liquidation preference of
  $103,125)                                                                                   -                            -
 Common stock, $.00115 par value, 23,000,000 shares
  authorized 4,265,256 and 4,241,989 shares issued and
  outstanding, respectively                                                               4,904                        4,877

 Note receivable arising from issuance of common stock                                  (37,500)                     (37,500)
 Additional paid-in capital                                                          12,683,200                   12,498,434
 Accumulated deficit                                                                (13,073,603)                 (12,441,024)
                                                                                   ------------                 ------------

 TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (422,997)                      24,789
                                                                                   ------------                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $  3,124,031                 $  3,992,189
                                                                                   ============                 ============

See notes to condensed financial statements

                            SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                   Six Months Ended         Three Months Ended
                                                     September 30,             September 30,
                                                -----------------------   -----------------------
                                                   2000          1999         2000         1999
                                                ----------   ----------   ----------   ----------
SALES                                           $  301,639   $   95,720   $  253,033   $   45,353

SUBLICENSE AND CONSULTING                        1,071,429      111,111      476,191      111,111
REVENUE                                         ----------   ----------   ----------   ----------

                                                 1,373,068      206,831      729,224      156,464

COST OF SALES                                      526,975      157,262      336,598       27,805
                                                ----------   ----------   ----------   ----------

GROSS PROFIT                                       846,093       49,569      392,626      128,659
                                                ----------   ----------   ----------   ----------

OPERATING EXPENSES:
 Research and development costs, net               503,144      359,869      250,632      155,251
 General and administrative expenses             1,012,975      461,720      479,476      215,234
                                                ----------   ----------   ----------   ----------

 TOTAL OPERATING EXPENSES                        1,516,119      821,589      730,108      370,485
                                                ----------   ----------   ----------   ----------

LOSS FROM OPERATIONS                              (670,026)    (772,020)    (337,482)    (241,826)
                                                ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE):
 Interest income                                    43,030       25,324       16,111       25,228
 Interest expense                                   (5,583)     (23,796)      (3,574)     (11,514)
                                                ----------   ----------   ----------   ----------

 TOTAL OTHER INCOME (EXPENSE)                       37,447        1,528       12,537       13,714
                                                ----------   ----------   ----------   ----------

NET LOSS                                        $ (632,579)  $ (770,492)  $ (324,945)  $ (228,112)
                                                ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING USED FOR
BASIC AND DILUTED LOSS PER SHARE                 4,251,064    3,640,288    4,259,369    3,658,041
                                                ==========   ==========   ==========   ==========
BASIC AND DILUTED LOSS PER
SHARE                                           $     (.15)  $     (.21)  $     (.08)  $     (.06)
                                                ==========   ==========   ==========   ==========


                            SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Six months ended September 30,
                                                                                            2000             1999
                                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                $  (632,579)     $  (770,492)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and Amortization                                                               77,574           64,465
  Non-cash compensation expense                                                              183,379           80,906
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                                (69,889)          15,151
   (Increase) decrease in inventories                                                       (424,160)         (36,576)
   (Increase) decrease in prepaid expenses                                                   (18,020)               -
   (Increase) in other assets                                                                      -           (9,943)
   Increase in accounts payable and accrued expenses                                         385,089         (851,206)
   Increase (decrease) in deferred revenue                                                  (904,762)       2,888,889
                                                                                         -----------      -----------

  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (1,403,368)       1,381,194
                                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                       (137,219)         (41,968)
 Increase in Certificates of deposit                                                               -       (2,015,928)
                                                                                         -----------      -----------

   NET CASH USED IN INVESTING ACTIVITIES                                                    (137,219)      (2,057,896)
                                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long term obligations                                                 (22,944)               -
 Proceeds from officer's notes                                                                     -          222,031
 Repayment of officer's notes                                                                      -         (300,000)
 Repayment of note payable- others                                                                 -          (13,668)
 Proceeds from sale of Preferred stock                                                             -        1,995,000
 Stock options exercised                                                                       1,414                -
                                                                                         -----------      -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   (21,530)       1,903,363
                                                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (1,562,117)       1,226,661

CASH AND CASH EQUIVALENTS - beginning of period                                            2,183,458           20,318
                                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS - end of period                                                $   621,341      $ 1,246,979
                                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
 Stock options exercised in lieu of payment on promissory note                                     -              147
 Issuance of common stock in lieu of cash payment for Board of Directors                           9                -
 Capital lease obligations incurred for acquisition of equipment                             122,245                -


See notes to condensed financial statements

                            SPECTRUMEDIX CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of SpectruMedix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 2000, (b) the results of operations for the six and three months ended September 30, 2000 and 1999 and (c) changes in cash flows for the six months ended September 30, 2000 and 1999. Financial results for the interim period ended September 30, 2000 may not be indicative of the financial results for the fiscal year ending March 31, 2001.

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

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. These reclassifications had no effect on net income as previously reported.

NOTE 2 - GENERAL

     The Company is commercializing, manufacturing and marketing high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer") and a high throughput screening, massive parallel capillary electrophoresis system (the "HTS-MPCE system"). The DNA Sequencer is an instrument for the acquisition, analysis and management of complex genetic information, and the HTS-MPCE system is a high throughput screener primarily used by the pharmaceutical industry for drug discovery.

NOTE 3 - ECONOMIC DEPENDENCY

     On March 31, 2000, the Company sold its first HTS-MPCE system and the first DNA Sequencer was sold in September, 2000. In addition, the Company has leased two DNA Sequencers. The Company expects that sales of the DNA Sequencer and HTS-MPCE system will be characterized by sales to a limited number of customers during any accounting period, with each sale being material to the Company's results of operations and financial condition.

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

NOTE 5 - STOCK OPTIONS

     During the three months ended September 30, 2000, options to purchase 1,043 shares of Common Stock under the Company's stock incentive plan were exercised.

NOTE 6 - LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                         Six months ended September 30,
                                                                      ------------------------------------
                                                                          2000                    1999
                                                                      ------------             -----------
Numerator:
 Net loss                                                              $ (632,579)             $ (770,492)
                                                                      ============             ===========
Denominator:
 Weighted-average shares                                                4,251,064               3,640,288
                                                                      ============             ===========
Net loss per share, basic and diluted                                  $    (0.15)             $    (0.21)
                                                                      ============             ===========
Antidilutive options, warrants, and convertible preferred stock
 not included in loss per share calculation                             4,666,541               3,495,408
                                                                      ============             ===========



                                                                        Three months ended September 30,
                                                                      ------------------------------------
                                                                          2000                    1999
                                                                      ------------             -----------
Numerator:
 Net loss                                                              $ (324,945)             $ (228,112)
                                                                      ============             ===========
Denominator:
 Weighted-average shares                                                4,259,369               3,658,041
                                                                      ============             ===========
Net loss per share, basic and diluted                                  $    (0.08)             $    (0.06)
                                                                      ============             ===========
Antidilutive options, warrants, and convertible preferred stock
 not included in loss per share calculation                             4,666,541               3,495,408
                                                                      ============             ===========

Note 7 - RECENT ACCOUNTING PRONOUNCEMENTS


     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. Although we have not fully assessed the implications of SAB 101, management does not believe the adoption of the statement will have a significant impact on our financial position, results of operations, or cash flows.

Note 8 - STOCK OPTION REPRICING

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and interpretation of APB No. 25, "Accounting for Stock Issued to Employees," which, among other things, requires variable-award accounting for repriced options from the date the options are repriced until the date of exercise. This interpretation became effective on July 1, 2000 to cover specific events that occur after December 15, 1998. In May 1999, the Company repriced certain employee stock options covering 237,008 shares with a weighted average exercise price of $4.60 to a new exercise price of $0.0938 through cancellation of existing options and issuance of new options at current market prices. This repricing resulted in the recognition of $33,000 of compensation expense upon the adoption of the interpretation of APB No. 25 during the quarter ended September 30, 2000, which will be recognized over the remaining vesting period for those options through May 2002.
     Subsequent to the adoption of the interpretation of APB No. 25, the Company will be required to record the effects of any further changes in its stock price on the corresponding intrinsic value recognized on July 1, 2000 of the repriced options in its results of operations as compensation expense until the repriced options either are exercised or expire.

NOTE 9 - SUBSEQUENT EVENTS

     On October 1, 2000, the National Human Genome Research Institute at the National Institutes of Health awarded the Company a grant to further develop and test a 384-capillary DNA sequencing instrument. The twelve-month grant provides for the reimbursement of $700,000 of direct research and developments cost and an additional amount for indirect costs.

     The Company leased a DNA Sequencer to a major university pursuant to a short-term lease, which expires December 15, 2000. Pursuant to the lease, the university has an option to buy the DNA Sequencer.

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

Overview

The Company devotes substantially all of its resources and efforts to the commercialization, marketing and sale of its two principal products, its high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer") and its high throughput screening, massive parallel capillary electrophoresis system (the "HTS-MPCE system"). The DNA Sequencer is an instrument for the acquisition, analysis and management of complex genetic information, and the HTS-MPCE system is a high throughput screening instrument primarily used by the pharmaceutical industry for drug discovery. The DNA Sequencer was developed in part from research efforts conducted at the United States Department of Energy's Ames Laboratory, which is operated by Iowa State University's Institute for Physical Research and Technology, and the HTS-MPCE system is based on the technologies developed for the DNA Sequencer.

In the Fall of 1999, the Company completed the development and commercialization of its DNA Sequencer and began a directed marketing effort, and the Company developed and commercialized the HTS-MPCE system. On March 31, 2000, Procter & Gamble Pharmaceuticals purchased an HTS-MPCE system for use in pharmaceutical screening. In September 2000, the Company sold a DNA Sequencer to Svalof Weibull AB, an international plant breeding company engaged in varietal development, production and marketing of canola, peas, cereals, forage crops and potatoes. In addition, the Company also has leased two DNA Sequencers to others. One lease has expired and the instrument has been returned to the Company. The second lease will expire on December 15, 2000, and the lessee has an option to buy the instrument.

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

Results of Operations - Six Months Ended September 30, 2000 and 1999

The Company had total sales of $301,639 and $95,720 for the six months ended September 30, 2000 and 1999, respectively. The increase in sales of $205,919, or approximately 215%, was due primarily to the sale of a DNA Sequencer. Sales for 1999 reflect sales of mass spectrometer components, Luminoscopes and other products, and the Company is no longer devoting its resources to the development and marketing of such products.

In addition to its sales revenue, the Company recorded sublicense and consulting revenue of $1,071,429 and $111,111 for the six months ending September 30, 2000 and 1999, respectively, relating to the sublicense and consulting agreements that the Company entered into in July 1999 with PE Biosystems.

Research and development expenses increased $143,275 or 40% in 2000 to $503,144 from $359,869 in 1999. The Company's research and development expenses in 1999 were offset by the receipt of a Small Business Innovative Research grant.

General and administrative expenses were $1,012,975 and $461,720 during the six months ended September 30, 2000 and 1999, respectively, an increase of $551,255, or approximately 119%. Approximately 59% and 56% of general and administrative expenses for the six months ended September 30, 2000 and 1999, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. The increase was due primarily to the hiring of a national sales director and an increase in legal and accounting expenses.

Interest expense of $5,583 and $23,796 for the six months ended September 30, 2000 and 1999, respectively, resulted from borrowings. Interest expense decreased primarily as a result of repayment of the majority of such borrowings in September 1999.

Interest income increased $17,706 to $43,030 in 2000 from $25,324 in 1999 as a result of the increase in cash deposits primarily as a result of the proceeds from the transactions with PE Biosystems.

Results of Operations - Three Months Ended September 30, 2000 and 1999

The Company had total sales of $253,033 and $45,353 for the three months ended September 30, 2000 and 1999, respectively. The increase in sales of $207,680, or approximately 458%, was due primarily to the sale of a DNA Sequencer. Sales for 1999 reflect sales of mass spectrometer components, Luminoscopes and other products, and the Company is no longer devoting its resources to the development and marketing of such products.

In addition to its sales revenue, the Company recorded sublicense and consulting revenue of $476,191 and $111,111 for the three months ending September 30, 2000 and 1999, respectively, relating to the sublicense and consulting agreements that the Company entered into in July 1999 with PE Biosystems.

Research and development expenses increased $95,381 or 61% in 2000 to $250,632 from $155,251 in 1999, The Company's research and development expenses in 1999 were offset by the receipt of a Small Business Innovative Research grant.

General and administrative expenses were $479,476 and $215,234 during the three months ended September 30, 2000 and 1999, respectively, an increase of $264,242, or approximately 123%. Approximately 57% and 47% of general and administrative expenses for the three months ended September 30, 2000 and 1999, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. The increase was due primarily to the hiring of a national sales director and an increase in legal and accounting expenses.

Interest expense of $3,574 and $11,514 for the three months ended September 30, 2000 and 1999, respectively, resulted from borrowings. Interest expense decreased primarily as a result of repayment of the majority of such borrowings in September 1999.

Interest income decreased $9,117 to $16,111 in 2000 from $25,228 in 1999 as a result of the decrease in cash deposits.

Liquidity and Capital Resources

On July 30, 1999, the Company restructured its license agreement with ISURF for technology used to develop the Company's DNA Sequencer and entered into a sublicense agreement relating to certain of such technology with PE Biosystems. In connection with the sublicense agreement, PE Biosystems made an investment in the Company. PE Biosystems also retained the Company as a consultant.

The Company has funded its operations from the aggregate $5,000,000 in gross proceeds received July 30, 1999 from the sublicense and sale of preferred stock with PE Biosystems, and other agreements, as well as the revenues from its products. Such funds have been used to pay amounts owing under its agreements with ISURF and to begin marketing and manufacturing the DNA Sequencer and HTS-MPCE system.

The Company believes that the amounts payable to the Company by PE Biosystems will be sufficient to pay amounts payable to ISURF under the license agreements and meet certain other obligations, but the Company must generate significantly more product sales or obtain additional capital in order to fund its operations past March 31, 2001.

In addition to its immediate cash needs, in order to further develop and expand the business in accordance with its plans, the Company anticipates that it will need significant additional capital in the near term year to expand its manufacturing capabilities, launch a substantial sales and marketing program, pay various required license and milestone fees, establish third-party collaborations and pursue additional research and development. If the Company is unable to generate significant sales of its core products, it must obtain additional debt or equity financing. There can be no assurance, however, that the Company will be able to obtain such financing on terms acceptable to it.

In September 2000, the Company was awarded a Phase II Small Business Innovation Research (SBIR) grant from the National Heart, Lung, and Blood Institute at the National Institutes of Health. The $750,000 grant was awarded to support the development of a "Rapid, Automated Method for MIGET by Mass Spectrometry." In addition, in October 2000, the National Human Genome Research Institute at the National Institutes of Health awarded the Company a grant to further develop and test a 384-capillary DNA sequencing instrument. The twelve-month grant provides for the reimbursement of $700,000 of direct research and development costs and an additional amount for indirect costs. These grants will be used to offset research and development costs incurred by the Company.

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


     The Company used a portion of the proceeds from the sale of the Series A Preferred to pay amounts payable to ISURF pursuant to the amended license agreement. The balance of the proceeds has and will be devoted to the commercialization, marketing and manufacture of the DNA Sequencer.

Item 3.  Defaults Upon Senior Securities.  None.
         --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     On September 26, 2000, the Company held its annual meeting of stockholders, at which the stockholders voted for the election of the members of the board of directors of the Company, for the ratification of the selection of Ernst & Young LLP as the company's independent accountants and for an amendment to the Company's stock option plan to increase the number of shares of common stock underlying stock options issuable under the plan to 2,000,000. At the meeting, holders of the Company's Series A and Series B Convertible Preferred Stock voted together with the holders of the Company's Common Stock on as converted basis.


     The following nominees for election to the Company's Board of Directors, which nominees constitute the entire board of directors, received the following votes:

                                        For                    Withhold
                                        ---                    --------

Joseph Adlerstein                    12,442,134                 20,450

Judy K. Mencher                      12,441,634                 20,950

Stephen Wertheimer                   12,440,934                 21,650

     With respect to the proposal to ratify the selection of Ernst & Young LLP to serve as the Company's independent public accountants, 12,452,434 votes were cast in favor of the proposal and 8,800 votes were cast against the proposal, and there were 1,350 abstention and no broker non-votes.

     With respect to the proposal to amend the Company's stock option plan, 10,604,938 votes were cast in favor of the proposal, 37,400 votes were cast against the proposal, and there were 2,950 abstention and 1,817,296 broker non-votes.

Item 5.  Other Information.  None.
         ------------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibits.
             --------

               The following documents are referenced or included in this report:

               Exhibit No.
               ----------
               27                        Financial Data Schedule.

         (b) Reports on Form 8-K.
             -------------------

               No Current Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2000.

                                  SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                          SPECTRUMEDIX CORPORATION



DATED:  November 14, 2000             By:  /s/ Joseph K. Adlerstein
                                          --------------------------------------

                                          Joseph K. Adlerstein
                                          President, Chief Executive Officer
                                          and Chairman of the Board (Principal
                                          Executive and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit No.         Description
----------          -----------

   27               Financial Data Schedule.