Form 10QSB
period 2000-12-31
SPECTRUMEDIX CORP
filed 2001-02-14
CIK 1035451

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        December 31, 2000
                                      -------------------------------

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
     ---------      ---------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,288,466 shares of common stock, par value $.00115 per share, outstanding as of January 22, 2001.

                            SPECTRUMEDIX CORPORATION

                                QUARTERLY REPORT
                        QUARTER ENDED DECEMBER 31, 2000


                                     CONTENTS

                                                                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements (unaudited)

  Condensed Balance Sheets - December 31, 2000 and March 31, 2000........................................         1
  Condensed Statements of Operations - Nine and Three Months Ended December 31, 2000 and December 31,
   1999..................................................................................................         2
  Condensed Statements of Cash Flows - Nine and Three Months Ended December 31, 2000 and December 31,
   1999..................................................................................................         3
 Notes to Condensed Financial Statements.................................................................       4-7

Item 2  Management's Discussion and Analysis of Results of Operations and Financial Condition............         8

PART II.    OTHER INFORMATION
        Item 1.  Legal Proceedings.......................................................................        12
        Item 2.  Changes in Securities and Use of Proceeds...............................................        12
        Item 3.  Defaults Upon Senior Securities.........................................................        12
        Item 4.  Submission of Matters to a Vote of Security Holders.....................................        12
        Item 5.  Other Information.......................................................................        12
        Item 6.  Exhibits and Reports on Form 8-K........................................................        13
                 (a)  Exhibits...........................................................................        13
                 (b) Reports on Form 8-K.................................................................        13

                           SPECTRUMEDIX CORPORATION
                           CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                  December 31,                 March 31,
                                                                                      2000                       2000
                                                                                   ----------                 ----------
                                                                                   (Unaudited)                 (Note 1)
CURRENT ASSETS:
         Cash and cash equivalents                                                  $  233,962                 $2,183,458
          Accounts receivable                                                          641,391                    181,137
          Inventories                                                                  958,902                    617,191
          Prepaid expenses                                                              39,411                     14,642
                                                                                    ----------                 ----------

          TOTAL CURRENT ASSETS                                                       1,873,666                  2,996,428
                                                                                    ----------                 ----------

          Property and equipment, net                                                  563,509                    475,855
          Patent fees                                                                  593,706                    490,902
          License and license options, net of accumulated                                    -                     20,525
           amortization of $142,200 and $121,675 respectively
          Security deposit                                                               8,479                      8,479
                                                                                    ----------                 ----------

TOTAL ASSETS                                                                        $3,039,360                 $3,992,189
                                                                                    ==========                 ==========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                    $  1,872,105                 $  1,719,278
          Current portion of long-term capital lease obligations                         59,957                       37,915
          Customer Deposit                                                               99,000                            -
          Current portion of deferred revenue                                           666,667                    1,238,096
                                                                                   ------------                 ------------

          TOTAL CURRENT LIABILITIES                                                   2,697,729                    2,995,289
                                                                                   ------------                 ------------

Long-term capital lease obligations, net of current portion                             154,683                       83,222
Deferred revenue, net current portion                                                   388,889                      888,889

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.00115 par value, 2,000,000 shares authorized at December 31, 2000 and March 31, 2000

 Series A Preferred stock, 2,000 shares issued and outstanding at                             2                            2
  December 31, 2000 and March 31, 2000  (liquidation preference of
  $2,000,000)
 Series B Preferred stock, 225.968 and 103.125 shares issued and                              -                            -
  outstanding at December 31, 2000 and March 31, 2000,
  respectively (liquidation preference of $225,968 and $103,125, respectively)
 Common stock, $.00115 par value, 23,000,000 shares                                       4,930                        4,877
  authorized 4,288,266 and 4,241,989 shares issued and
  outstanding at December 31 and March 31, 2000,
  respectively

 Note receivable arising from issuance of common stock                                  (37,500)                     (37,500)
 Additional paid-in capital                                                          12,854,057                   12,498,434
 Deferred compensation                                                                   (4,286)                           -
 Accumulated deficit                                                                (13,019,144)                 (12,441,024)
                                                                                   ------------                 ------------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (201,941)                      24,789
                                                                                   ------------                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $  3,039,360                 $  3,992,189
                                                                                   ============                 ============

See notes to condensed financial statements.


                                         SPECTRUMEDIX CORPORATION
                              CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                          NINE AND THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                    Nine Months Ended         Three Months Ended
                                                       December 31,               December 31,
                                                -------------------------   ------------------------
                                                   2000          1999           2000         1999
                                                ----------    -----------   -----------  -----------
SALES                                           $1,121,116    $   107,523   $  819,477   $   11,803

SUBLICENSE AND CONSULTING REVENUE                1,488,096        277,778      416,667      166,667
                                                ----------    -----------   ----------   ----------
                                                 2,609,212        385,301    1,236,144      178,470

COST OF SALES                                    1,110,906        284,734      583,931      127,472
                                                ----------    -----------   ----------   ----------

GROSS PROFIT                                     1,498,306        100,567      652,213       50,998
                                                ----------    -----------   ----------   ----------

OPERATING EXPENSES:
 Research and development costs, net               598,673        486,590       95,529      126,721
 General and administrative expenses             1,499,933        701,581      486,958      239,861
                                                ----------    -----------   ----------   ----------

 TOTAL OPERATING EXPENSES                        2,098,606      1,188,171      582,487      366,582
                                                ----------    -----------   ----------   ----------

INCOME (LOSS) FROM OPERATIONS                     (600,300)    (1,087,604)      69,726     (315,584)
                                                ----------    -----------   ----------   ----------

OTHER INCOME (EXPENSE):
 Interest income                                    50,630         57,875        7,600       32,551
 Interest expense                                  (28,450)       (27,873)     (22,867)      (4,077)
                                                ----------    -----------   ----------   ----------

 TOTAL OTHER INCOME (EXPENSE)                       22,180         30,002      (15,267)      28,474
                                                ----------    -----------   ----------   ----------

NET INCOME (LOSS)                               $ (578,120)   $(1,057,602)  $   54,459   $ (287,110)
                                                ==========    ===========   ==========   ==========

NET INCOME (LOSS) PER SHARE:
 Basic                                               $(.14)         $(.29)       $.013        $(.08)
                                                ==========    ===========   ==========   ==========
 Diluted                                             $(.14)         $(.29)       $.007        $(.08)
                                                ==========    ===========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING:
 Basic                                           4,266,078      3,646,166    4,267,712    3,658,041
                                                ==========    ===========   ==========   ==========
 Diluted                                         4,266,078      3,646,166    7,327,088    3,658,041
                                                ==========    ===========   ==========   ==========

See notes to condensed financial statements.

                            SPECTRUMEDIX CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Nine months ended
                                                                                             December 31,
                                                                                         2000           1999
                                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                             $  (578,120)   $(1,057,602)
 Adjustments to reconcile net loss to net cash (used) by operating activities:
  Depreciation and Amortization                                                           118,136         97,392
  Non-cash compensation expense                                                           349,299        106,084
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                            (460,253)        26,512
   (Increase) decrease in inventories                                                    (341,711)       (54,402)
   (Increase) decrease in prepaid expenses                                                (24,769)             -
   (Increase) in other assets                                                                   -        (13,113)
   Increase in accounts payable and accrued expenses                                      152,828       (938,764)
   Increase in customer deposit                                                            99,000              -
   Increase (decrease) in deferred revenue                                             (1,071,429)     2,722,222
                                                                                      -----------    -----------


  NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES                                     (1,757,019)       888,329
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures and patent costs                                                   (160,719)      (134,026)
 Reimbursement of license costs                                                                 -         52,815
 Increase in Certificates of Deposit                                                            -     (2,041,638)
                                                                                      -----------    -----------

   NET CASH USED BY INVESTING ACTIVITIES                                                 (160,719)    (2,122,849)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long term obligations                                              (33,851)             -
 Proceeds from officer's notes                                                                  -        222,031
 Repayment of officer's notes                                                                   -       (300,000)
 Repayment of note payable-others                                                               -        (21,517)
 Proceeds from sale of Preferred Stock                                                          -      1,995,000
 Stock options exercised                                                                    2,093              -
                                                                                      -----------    -----------

 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                         (31,758)     1,895,514
                                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (1,949,496)       660,994

CASH AND CASH EQUIVALENTS - beginning of period                                         2,183,458         20,318
                                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS - end of period                                             $   233,962    $   681,312
                                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
 Series B Preferred Stock issued in lieu of payment on promissory note                    122,843              -
 Capital lease obligations incurred for acquisition of equipment                          127,351              -


See notes to condensed financial statements.

                            SPECTRUMEDIX CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
                               DECEMBER 31, 2000

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of SpectruMedix Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position of the Company as of December 31, 2000, (b) the results of operations of the Company for the nine and three months ended December 31, 2000 and 1999 and (c) changes in cash flows of the Company for the nine months ended December 31, 2000 and 1999. Financial results for the interim period ended December 31, 2000 may not be indicative of the financial results for the fiscal year ending March 31, 2001.

     The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For more information, refer to the audited financial statements for the fiscal year ended March 31, 2000, which were included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. These reclassifications had no effect on net income as previously reported.

NOTE 2 - GENERAL

     The Company manufactures and markets high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer") and high throughput screening, massive parallel capillary electrophoresis systems (the "HTS-MPCE system"). The DNA Sequencer is an instrument for the acquisition, analysis and management of complex genetic information, and the HTS-MPCE system is a high throughput screening instrument primarily used by the pharmaceutical industry for drug discovery.

NOTE 3 - ECONOMIC DEPENDENCY

     On March 31, 2000, the Company sold its first HTS-MPCE system. For the nine months ended December 31, 2000, the Company sold three DNA Sequencers and two HTS-MPCE systems, with two DNA Sequencers and one HTS-MPCE system being sold during the three months ended December 31, 2000. In addition, one DNA Sequencer has been leased with an option to purchase, which lease term has been extended through January 2001. The Company expects that sales of the DNA Sequencer and HTS-MPCE system will continue to be characterized by sales to a limited number of customers during any accounting period, with each sale being material to the Company's results of operations and financial condition.

     The Company's DNA Sequencer and HTS-MPCE system require high quality raw materials and components that the Company purchases from third-party suppliers. Certain raw materials or components may, however, from time to time, be difficult to obtain, which difficulties may result in production delays or require the Company to find alternate means of production. In particular, both the lasers and capillaries used in the DNA Sequencer and HTS-MPCE system are each purchased from one manufacturer who only produces a limited number of units. Such manufacturers may not be able to supply all of the Company's needs. The Company does not currently maintain supply agreements with any of its suppliers. The Company believes adequate sources of supply exist for all raw materials and components it currently needs, and that such items are available on commercially reasonable terms.

NOTE 4 - LEGAL PROCEEDINGS

     Rubin Matter

     On April 21, 1997, a complaint was filed in the Supreme Court of the State of New York alleging breach of contract. Specifically, the plaintiff alleged that the Company defaulted under a promissory note issued to plaintiff on May 16, 1996 in the amount of $175,000 (the "Rubin Note") and that the Company is liable and indebted to plaintiff in the principal amount of $175,000, together with interest and expenses. The Company, on May 2, 1997, paid the principal and interest due under the Rubin Note.

     The main remaining issue asserted by the plaintiff is whether, pursuant to an alleged related agreement, the plaintiff is entitled to 152,174 shares (adjusted to reflect stock splits) of common stock, par value $.00115 per share, of the Company (the "Common Stock") or, alternatively, $875,000. Plaintiff alleges that the Company undertook to enter into a securities purchase agreement pursuant to which he should have received the aforementioned shares of Common Stock. The Company contends that such securities purchase agreement was never discussed and no agreement was reached with respect to the terms thereof. Such purported securities purchase agreement was not signed by either of the parties to the Rubin Note. The Company believes that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of litigation and because the lawsuit is in the initial stages, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings are uncertain and there can be no assurance to that effect.

NOTE 5 - STOCK OPTIONS

     During the three months ended December 31, 2000, options to purchase 7,260 shares of Common Stock, which options were granted pursuant to the Company's stock incentive plan, were exercised.

     On January 13, 2000, the Company amended and restated the promissory note it issued to Dr. Joseph K. Adlerstein, the Company's President and Chief Executive Officer, in respect of amounts advanced by Dr. Adlerstein to the Company since December 1998. Dr. Adlerstein advanced funds to the Company to pay payroll and for other working capital purposes at a time when the Company did not have sufficient funds to meet its expenses and could not obtain capital from any other sources. The amended note extended the term of the loans to December 31, 2000 and provided that each $1,000 of principal amount and accrued but unpaid interest outstanding under the amended note may be converted into one share of the Company's Series B Preferred Stock. On December 31, 2000, Dr. Adlerstein converted all outstanding principal and accrued interest under the note, which totaled $122,845, into 122.843 shares of the Company's Series B Preferred Stock.

     On January 13, 2000, Dr. Adlerstein was granted an option to purchase 100,000 shares of Common Stock with an exercise price of $.125 per share, the closing price of the Common Stock on January 13, 2000. The vesting of the options was dependent upon meeting certain performance criteria in calendar year 2000. Certain of the performance criteria were met, and the options vested with respect to 66,666 shares of Common stock, of which 33,333 shares vested in the three months ended December 31, 2000.

     In December 2000, the Company granted options to purchase 407,652 shares of Common Stock to employees under the SpectruMedix Corporation stock incentive plan at an exercise price of $0.75 per share, the closing price of the Common Stock on the date of grant. The options vest in four tranches, with the first tranche vesting in December 2001. The stock options are exercisable for a period of ten years from the date of grant.

     In December 2000, the Company granted 10,750 shares of Common Stock to the two non-employee members of its Board of Directors, which grant was in lieu of $8,063 in fees payable to such directors.

NOTE 6 - RESTRICTED STOCK

     During the three months ended December 31, 2000, the Company granted 5,000 shares of restricted stock with a fair market value of approximately $5,000 at the time of grant. The restricted stock vests in full on June 30, 2001.

NOTE 7 - NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                      Nine months ended December 31,
                                                                     --------------------------------
                                                                         2000               1999
                                                                     --------------------------------
Numerator:
 Net loss                                                             $ (578,120)        $(1,057,602)
                                                                      ===============================

Denominator:
 Weighted-average shares                                               4,266,078           3,646,166
                                                                      ===============================

Net loss per share, basic and diluted                                 $    (0.14)        $     (0.29)
                                                                      ===============================

Antidilutive options, warrants, and convertible preferred stock
 not included in loss per share calculation                            6,090,270           3,495,408
                                                                      ===============================

                                                                      Three months ended December 31,
                                                                     ---------------------------------
                                                                         2000               1999
                                                                     ---------------------------------
Numerator for basic and diluted income (loss) per share:
 Net income (loss)                                                    $   54,459          $ (287,110)
                                                                      ===============================

Denominator:
 Denominator for basic income per share weighted-average shares        4,267,712           3,658,041
                                                                      ===============================
Effect of dilutive securities:
 Warrants/options                                                        451,193                   -
 Other                                                                       439                   -
 Assumed conversion of Preferred Stock                                 2,607,744                   -
                                                                      -------------------------------


Dilutive potential common shares
 Denominator for diluted income per share-adjusted                     3,059,376                   -
                                                                      -------------------------------
 Weighted-average shares and assumed conversions                       7,327,088           3,658,041
                                                                      ===============================

Basic net income (loss) per share                                     $    0.013          $    (0.08)
                                                                      ===============================
Diluted net income (loss) per share                                   $    0.007          $    (0.08)
                                                                      ===============================

Antidilutive options, warrants, and convertible preferred stock
 not included in loss per share calculation                                    -           3,495,408
                                                                      ===============================

Note 8 - Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which extends the effective date of SAB 101 to the fourth fiscal quarter of fiscal years commencing after December 15, 1999. Management has made an initial assessment of the implication of SAB 101 and does not believe the adoption of the statement will have a significant impact on our financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the SpectruMedix Corporation's (the "Company") Condensed Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.
Except for the historical information contained herein, the discussion in this Quarterly Report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 27E of the Exchange Act, that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Forward-looking statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from expected results. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. Factors that could cause or contribute to such differences include, the ability of the Company to effectively market its DNA sequencer and high throughput screening, massive parallel capillary electrophoresis system, the ability of the Company to enter into distributor relationships, the availability of the necessary capital to fund the Company's plans, and the availability of specialized components necessary to manufacture the DNA Sequencer, as well as those factors discussed under the heading "Risk Factors" and elsewhere herein.

Overview

The Company devotes substantially all of its resources and efforts to the marketing and sale of its two principal products, its high-speed DNA/gene sequencing instrumentation (the "DNA Sequencer") and its high throughput screening, massive parallel capillary electrophoresis system (the "HTS-MPCE system"). The DNA Sequencer is an instrument for the acquisition, analysis and management of complex genetic information, and the HTS-MPCE system is a high throughput screening instrument primarily used by the pharmaceutical industry for drug discovery. The DNA Sequencer was developed in part from research efforts conducted at the United States Department of Energy's Ames Laboratory, which is operated by Iowa State University's Institute for Physical Research and Technology, and the HTS-MPCE system is based on the technologies developed for the DNA Sequencer.

In the Fall of 1999, the Company completed the development and commercialization of its DNA Sequencer and began a directed marketing effort, and the Company developed and commercialized the HTS-MPCE system. On March 31, 2000, the Company sold its first HTS-MPCE system. From April 1, 2000 through December 31, 2000, the Company sold three DNA Sequencers and two HTS-MPCE systems, with two DNA Sequencers and one HTS-MPCE system being sold in the three months ended December 31, 2000. Although the Company has sold a number of DNA Sequencers and HTS-MPCE systems and reported net income for the most recently completed fiscal quarter, the Company is still dependent on its sublicense fee income and the funds it received in connection with its transactions with PE Biosystems (discussed below) in order to fund its operations and meet its obligations. In order to further develop and expand the business, the Company will have to obtain additional funds by means equity or debt financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all.

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

In June 1997, the Company exercised its option for the ISURF technology and entered into an exclusive, worldwide licensing agreement. Due to the Company's financial condition during the 1999 fiscal year and through the end of July 1999, however, the Company was not able to make certain required payments under the licensing agreement. On July 30, 1999, the Company and ISURF amended the license agreement to require the Company to pay $500,000 to ISURF, in exchange for which ISURF waived any defaults for the Company's past failure to make required payments. The amended agreement also provided for a revised schedule of minimum royalties. In addition, ISURF allowed the Company to grant a sublicense to The Perkin-Elmer Corporation, now known as PE Biosystems, in exchange for a portion of the royalties the Company receives from PE Biosystems and a phantom stock award equal to 150,000 shares of the Company's common stock.

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

Results of Operations - Nine Months Ended December 31, 2000 and 1999

The Company had total sales of $1,121,116 and $107,523 for the nine months ended December 31, 2000 and 1999, respectively. The increase in sales of $1,013,593, or approximately 943%, was due primarily to the sale of DNA Sequencer and HTS-MPCE systems during the nine months ended December 31, 2000, and the sale of approximately $148,138 of the Company's other products. During the nine months ended December 31, 1999, the Company was still in the process of developing the DNA Sequencer and the HTS-MPCE system and sales for that period reflect only sales of mass spectrometer components, Luminoscopes and other products. The Company is no longer devoting its resources to the development and marketing of such products.

In addition to its sales revenue, the Company recorded sublicense and consulting revenue of $1,488,096 and $277,778 for the nine months ending December 31, 2000 and 1999, respectively, relating to the sublicense and consulting agreements that the Company entered into in July 1999 with PE Biosystems.

Research and development expenses increased $112,083 or 23% in 2000 to $598,673 from $486,590 in 1999. The Company's research and development expenses in 2000 increased due to salary and benefit costs of the additional personnel hired in this area and the reduction in funds received from research grants. The research and development expenses for the nine months ended December 31, 2000 and 1999 are net of research grants of $214,207 and $328,346, respectively. Such grants offset the research and development expenses borne by the company.

General and administrative expenses were $1,499,933 and $701,581 during the nine months ended December 31, 2000 and 1999, respectively, an increase of $798,352, or approximately 114%. Approximately 61% and 55% of general and administrative expenses for the nine months ended December 31, 2000 and 1999, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. The increase was due primarily to the hiring of a national sales director and other administrative staff in April 2000 and an increase in legal and accounting expenses.

Interest expense of $28,450 and $27,873 for the nine months ended December 31, 2000 and 1999, respectively, resulted from borrowings. Interest expense increased $577 or approximately 2% in 2000 as a result of marginally higher borrowings.

Interest income decreased $7,245 to $50,630 in 2000 from $57,875 in 1999 as a result of the decrease in cash deposits.

Results of Operations - Three Months Ended December 31, 2000 and 1999

The Company had total sales of $819,477 and $11,803 for the three months ended December 31, 2000 and 1999, respectively. The increase in sales of $807,674, or approximately 6,843%, was due primarily to the sale of two DNA Sequencers and one HTS-MPCE system during the three months ended December 31, 2000, and the sale of approximately $103,614 of the Company's other products. During the three months ended December 31, 1999, the Company devoted almost all of its efforts to the development of the DNA Sequencer and the HTS-MPCE system and sales for that period reflect sales of mass spectrometer components, Luminoscopes and other products. The Company is no longer devoting its resources to the development and marketing of such products.

In addition to its sales revenue, the Company recorded sublicense and consulting revenue of $416,667 and $166,667 for the three months ending December 31, 2000 and 1999, respectively, relating to the sublicense and consulting agreements that the Company entered into in July 1999 with PE Biosystems.

Research and development expenses decreased $31,192 or 25% in 2000 to $95,529 from $126,721 in 1999. The research and development expenses for the three months ended December 31, 2000 and 1999 are net of research grants of $214,207 and $112,955, respectively. Such grants offset the research and development expenses borne by the company.

General and administrative expenses were $486,958 and $239,861 during the three months ended December 31, 2000 and 1999, respectively, an increase of $247,097, or approximately 103%. Approximately 64% and 55% of general and administrative expenses for the three months ended December 31, 2000 and 1999, respectively, were attributable to payroll, payroll taxes, employee benefits and professional and consulting services. The increase was due primarily to the hiring of a national sales director and other administrative staff in April 2000 and an increase in legal and accounting expenses.

Interest expense of $22,867 and $4,077 for the three months ended December 31, 2000 and 1999, respectively, resulted from borrowings. Interest expense increased primarily as a result of interest payable to Dr. Joseph Adlerstein, the Company's President and Chief Executive Officer, in respect of amounts advanced by Dr. Adlerstein to the Company from December 1998, a time when the Company could not secure financing from other sources. Such advances were used to pay payroll and for other working capital purposes. In December 2000, Dr. Adlerstein converted all amounts due to him into shares of the Company's Series B Preferred Stock.

Interest income decreased $24,951 to $7,600 in 2000 from $32,551 in 1999 as a result of the decrease in cash deposits.

Net Income

Net income for the three months ended December 31, 2000 was $54,459 as compared to a loss of $287,110 for the comparable period in the prior year.

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

The Company has funded its operations from the aggregate $5,000,000 in gross proceeds received July 30, 1999 from the sublicense and sale of preferred stock with PE Biosystems, and other agreements, as well as the revenues from its products. Such funds have been used to pay amounts owing under its agreements with ISURF and to marketing and manufacturing the DNA Sequencer and HTS-MPCE system. Although the Company has sold a number of DNA Sequencers and HTS-MPCE systems and reported net income for the three months ended December 31, 2000, the Company is still dependent on its sublicense fee income and the funds it received in connection with its transactions with PE Biosystems in order to fund its operations and meet its obligations.

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


  ISURF Arbitration. On January 30, 2001, the Company commenced an arbitration proceeding against ISURF in connection with a dispute concerning the parties' respective rights and obligations under their June 24, 1997 License Agreement, as amended (the "Agreement"). Among other things, the Company alleges that ISURF breached its obligations under the Agreement by failing to offer to license certain improvements in the licensed technology to the Company and by licensing such improvements to others. The Company seeks to recover damages incurred as a result of ISURF's breaches. ISURF has claimed that the Company also is in breach of the Agreement, which the Company disputes. The Company believes that it has meritorious claims and that the ISURF claim lacks any merit. There can be no assurance, however, that the Company will be successful in the arbitration.

     Other than the foregoing, the Company is not a party to any other material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

      On December 31, 2000, Dr. Adlerstein, the Company's President and Chief Executive Officer, converted $122,843 outstanding under the note made by the Company in favor of Dr. Adlerstein into 122.843 shares of the Company's Series B Preferred Stock. In January 2000, Dr. Adlerstein converted $103,125 outstanding under the note into 103.125 shares of Series B Preferred Stock. The note was made in respect of amounts advanced to the Company from time to time by Dr. Adlerstein from December 1998.

     The Series B Preferred Stock has a liquidation preference of $1,000 per share and rank junior to the Series A Preferred Stock in the event of a dissolution of the Company. Each share of Series B Preferred Stock is convertible into 8,000 shares of Common Stock, subject to adjustment for stock splits, reclassifications and recombinations. Except as otherwise required by law, the Series B Preferred Stock votes together with the Common Stock and each share of Series B Preferred Stock is entitled to 80,000 votes per share, subject to adjustment for stock splits, reclassifications and recombinations.

Item 3.  Defaults Upon Senior Securities.  None.
         --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  None.
         ----------------------------------------------------

Item 5.  Other Information.  None.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
          (a)  Exhibits.
              --------
          The following documents are referenced or included in this report:

          Exhibit No.
          -----------
             27                 Financial Data Schedule.



          (b)  Reports on Form 8-K.
              -------------------
          No Current Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2000.

                                   SIGNATURES
                                   ----------



     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  SPECTRUMEDIX CORPORATION



DATED:  February 14, 2001     By:   /s/ Joseph K. Adlerstein
                                   -------------------------

                                  Joseph K. Adlerstein
                                  President, Chief Executive Officer and
                                  Chairman of the Board (Principal Executive and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit No.    Description
-----------    -----------

   27          Financial Data Schedule.